Form 10-Q
period 2022-06-30
Jushi Holdings Inc.
filed 2022-09-26
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission file Number 000-56468

JUSHI HOLDINGS INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________

British Columbia		98-1547061
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

301 Yamato Road, Suite 3250 Boca Raton, FL (Address of principal executive offices)	(561) 617-9100 Registrant’s telephone number, including area code	33431 (Zip Code)

(Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes □ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes □ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer         ☐                         Accelerated filer         ☐
Non-accelerated filer         ☒                         Smaller reporting company     ☐
Emerging growth company     ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 21, 2022, the registrant had 195,769,605 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended June 30, 2022

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,186	$94,962
Accounts receivable, net	2,806	3,200
Inventories, net	44,742	43,319
Prepaid expenses and other current assets	6,538	12,875
Total current assets	$97,272	$154,356
NON-CURRENT ASSETS:
Property, plant and equipment, net	$174,592	$137,280
Right-of use assets - finance leases	109,492	94,008
Other intangible assets, net	206,742	182,466
Goodwill	88,654	52,920
Other non-current assets	30,481	27,586
Non-current restricted cash	625	525
Total non-current assets	$610,586	$494,785
Total assets	$707,858	$649,141

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,053	$10,539
Accrued expenses and other current liabilities	49,174	47,972
Income tax liabilities - current	9,910	6,614
Debt, net - current portion (including related party principal amounts of $3,476 as of June 30, 2022 and $0 as of December 31, 2021)	70,322	6,181
Finance lease obligations - current	13,117	12,620
Total current liabilities	$156,576	$83,926
NON-CURRENT LIABILITIES:
Non-current debt, net (including related party principal amounts of $0 as of June 30, 2022 and $4,578 as of December 31, 2021)	$115,675	$122,971
Finance lease obligations - non-current	93,045	88,297
Operating lease liabilities - non-current	16,941	15,163
Derivative liabilities	26,289	92,435
Income tax liabilities - non-current	68,193	57,143
Contingent consideration liabilities - non-current	7,043	8,223
Total non-current liabilities	$327,186	$384,232
Total liabilities	$483,762	$468,158
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY:
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 194,653,132 and 182,707,359 Subordinate Voting Shares as of June 30, 2022 and December 31, 2021, respectively	$—	$—
Paid-in capital	475,592	424,788
Accumulated deficit	(250,109)	(242,418)
Total Jushi shareholders' equity	$225,483	$182,370
Non-controlling interests	(1,387)	(1,387)
Total equity	$224,096	$180,983
Total liabilities and equity	$707,858	$649,141
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE, NET	$72,757	$47,744	$134,645	$89,419
COST OF GOODS SOLD	(46,089)	(26,126)	(88,865)	(49,060)
GROSS PROFIT	$26,668	$21,618	$45,780	$40,359

OPERATING EXPENSES	$38,745	$26,357	$76,458	$48,268

LOSS FROM OPERATIONS	$(12,077)	$(4,739)	$(30,678)	$(7,909)

OTHER INCOME (EXPENSE):
Interest expense, net	$(10,947)	$(6,868)	$(21,063)	$(13,703)
Fair value gains on derivatives	42,572	21,098	56,881	11,741
Other, net	228	(487)	(70)	(3,864)
Total other income (expense), net	$31,853	$13,743	$35,748	$(5,826)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$19,776	$9,004	$5,070	$(13,735)
Provision for income taxes	(7,710)	(6,368)	(12,761)	(14,679)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$12,066	$2,636	$(7,691)	$(28,414)
Net loss attributable to non-controlling interests	—	(190)	—	(365)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$12,066	$2,826	$(7,691)	$(28,049)
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$0.06	$0.02	$(0.04)	$(0.17)
Weighted average shares outstanding - basic	190,870,572	163,512,333	187,147,856	160,426,413
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.15)	$(0.09)	$(0.31)	$(0.20)
Weighted average shares outstanding - diluted	205,697,153	196,541,225	208,038,283	194,097,783
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2022	—	—	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	—	—	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	—	—	527,704	1,594	—	1,594	—	1,594
Shares issued for restricted stock grants	—	—	5,952	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	2,676,303	9,693	—	9,693	—	9,693
Shares issued upon exercise of stock options	—	—	93,915	—	—	—	—	—
Share-based compensation	—	—	—	6,964	—	6,964	—	6,964
Net loss	—	—	—	—	(19,757)	(19,757)	—	(19,757)
Balances - March 31, 2022	—	—	189,728,625	$456,719	$(262,175)	$194,544	$(1,387)	$193,157
Shares issued for NuLeaf acquisition	—	—	4,662,384	13,573	—	13,573	—	13,573
Shares issued for service received	—	—	101,082	294	—	294	—	294
Shares issued upon exercise of warrants	—	—	167,560	322	—	322	—	322
Shares issued upon exercise of stock options	—	—	1,294	—	—	—	—	—
Shares canceled upon forfeiture of non-vested restricted stock	—	—	(7,813)	—	—	—	—	—
Share-based compensation	—	—	—	4,684	—	4,684	—	4,684
Net income	—	—	—	—	12,066	12,066	—	12,066
Balances - June 30, 2022	—	—	194,653,132	$475,592	$(250,109)	$225,483	$(1,387)	$224,096
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2021	149,000	4,000,000	132,396,064	$262,145	$(262,669)	$(524)	$2,947	$2,423
Public offerings	—	—	13,685,000	85,660	—	85,660	—	85,660
Purchase of non-controlling interests	—	—	500,000	1,562	—	1,562	(1,562)	—
Shares issued for Grover Beach acquisition	—	—	49,348	368	—	368	—	368
Shares issued upon exercise of warrants	—	—	3,898,180	13,135	—	13,135	—	13,135
Shares issued upon exercise of stock options	—	—	15,000	30	—	30	—	30
Share-based compensation	—	—	—	4,013	—	4,013	—	4,013
Net loss	—	—	—	—	(30,876)	(30,876)	(175)	(31,051)
Balances - March 31, 2021	149,000	4,000,000	150,543,592	$366,913	$(293,545)	$73,368	$1,210	$74,578
Shares issued for restricted stock grants	—	—	34,815	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	1,476,869	3,144	—	3,144	—	3,144
Shares issued upon exercise of stock options	—	—	14,173	20	—	20	—	20
Share-based compensation	—	—	—	2,733	—	2,733	—	2,733
Net income (loss)	—	—	—	—	2,826	2,826	(190)	2,636
Balances - June 30, 2021	149,000	4,000,000	152,069,449	$372,810	$(290,719)	$82,091	$1,020	$83,111
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,691)	$(28,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including amounts in cost of goods sold	7,603	3,057
Share-based compensation	11,648	6,747
Fair value changes in derivatives	(56,881)	(11,741)
Non-cash interest expense, including amortization of deferred financing costs	10,402	7,672
Deferred income taxes	(2,133)	(652)
Loss on debt modification/extinguishment/redemption	—	3,815
Gain on investments and financial assets	—	(1,191)
Other non-cash items, net	(60)	(929)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	442	(119)
Prepaid expenses and other current assets	(491)	(1,264)
Inventory	7,533	(9,029)
Accounts payable, accrued expenses and other current liabilities	3,593	18,664
Other assets	324	247
Net cash flows used in operating activities	$(25,711)	$(13,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	$(20,824)	$(5,160)
Payments for property, plant and equipment	(40,917)	(41,483)
Proceeds from investments and financial asset	—	3,252
Net cash flows used in investing activities	$(61,741)	$(43,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares for cash, net	$13,680	$85,660
Proceeds from exercise of warrants and options	751	12,981
Proceeds from acquisition facility, net of financing costs of $793	24,207	—
Redemptions of senior notes (including related party redemptions of $8 and $3,072 for six months ended June 30, 2022 and 2021, respectively)	(258)	(8,134)
Payments on promissory notes	—	(1,500)
(Payments) receipts on finance leases, net of tenant allowance of $10,065 and $4,738 for the six months ended June 30, 2022 and 2021, respectively	(6,555)	364
Proceeds from other debt	4,353	2,313
Repayments of other debt	(164)	—
Net cash flows provided by financing activities	$36,014	$91,684
Effect of currency translation on cash and cash equivalents	(238)	(132)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(51,676)	$35,024
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	95,487	85,857
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$43,811	$120,881

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$10,699	$6,215
Cash paid for income taxes	$8,542	$5,699
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$7,453	$2,846
Right of use assets from finance lease liabilities (excluding from acquisitions), net of tenant allowance receivable of $0 and $8,007 for the six months ended June 30, 2022 and 2021, respectively (2021, as restated, see Note 2)	$4,701	$42,697
Fair value of note obligations from acquisitions and acquisitions of non-controlling interests	$19,782	$2,429
Fair value of shares issued for acquisitions and acquisitions of non-controlling interests	$15,167	$368
Debt and equity issued for services received	$634	$—
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. As of June 30, 2022, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in Illinois, Pennsylvania, Virginia, Massachusetts, Nevada, California and Ohio. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, U.S.A., and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH", and trades on the U.S. Over the Counter Stock Market (“OTCQX”) under the symbol JUSHF. The Company’s Registration Statement on Form S-1, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended, was declared effective by the SEC on August 12, 2022 (“S-1”).

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements present the consolidated financial position and operations of Jushi Holdings Inc. and its subsidiaries and entities over which the Company has control, in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.
In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, of a normal recurring nature, that are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which is included in the Company’s S-1. Consolidated balance sheet information as of December 31, 2021 presented herein are derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021.
These unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. GAAP requires an entity to look forward 12 months from the date the financial statements are issued, (the “look-forward” period) when assessing whether the going concern assumption can be used. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
As reflected in these unaudited interim condensed consolidated financial statements, the Company has incurred losses from operations for the six months ended June 30, 2022, and has an accumulated deficit of $250,109 as of June 30, 2022. As discussed in Note 9 - Debt, the Company’s 10% senior notes (the “Senior Notes”), which as of June 30, 2022 had an aggregate principal amount outstanding of $74,935, mature on January 15, 2023, and the Acquisition Facility, which as of June 30, 2022 had an outstanding balance of $65,000 (refer to Note 9 - Debt), required the Company to maintain certain covenants which the Company may not have been in compliance with if the court accepted Jushi Europe’s petition for bankruptcy. Prior to the amendment with the lender of the Acquisition Facility, the Company was also projected to violate

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
certain financial covenants. In April 2022, the Company entered into an amendment with the lender of the Acquisition Facility, which included a waiver related to Jushi Europe’s bankruptcy and a change to the terms of the Total Leverage Ratio, as defined in the Acquisition Facility agreement, and deferred the commencement date of leverage testing under the Acquisition Facility to the quarter ending March 31, 2023. Additionally, the overall slowdown in the cannabis industry during 2022 has resulted in lower forecasted earnings for the Company during the look-forward period. The look-forward period also contemplates favorable regulatory changes in certain states in which the Company operates. If the Company’s operating results during the look-forward period is not in line with forecasted earnings, the Company may be at risk of not meeting its financial covenants under the Acquisition Facility, as amended. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern during the look-forward period.
The Company is pursuing strategies to obtain the required additional funding primarily to fund the Senior Notes and future operations. These strategies may include, but are not limited to: (i) ongoing efforts with various lenders to refinance the Senior Notes, including the renegotiation of the financial covenants under the Acquisition Facility, as amended; (ii) deferral of certain expenditures, including capital projects, and reallocate funds for debt repayment, if the need arose; (iii) alternative sources of debt and equity financing, including secured borrowings and through a base shelf prospectus, which allows the Company to offer up to C$500,000 in securities in Canada through the end of 2023. However, there can be no assurance that the Company will be able to refinance the Senior Notes, renegotiate the financial covenants under the Acquisition Facility, as amended, generate positive results from operations, or obtain additional liquidity when needed or under acceptable terms, if at all.
Correction of Errors in Previously Issued Financial Statements
Restatement
Subsequent to the filing of the Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022, which were not previously reviewed by the Company’s auditors, with the applicable Canadian securities regulatory authorities on August 29, 2022 in accordance with applicable Canadian securities laws and may be accessed at www.sedar.com, the Company identified that there was a data input error in the amount of right of use assets from finance lease liabilities (excluding from acquisitions) disclosed in non-cash investing and financing activities of the statements of cash flows. The Company corrected the error as follows:

	Six months ended June 30, 2021
	As Previously Reported	As Restated
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets from finance lease liabilities (excluding from acquisitions), net of tenant allowance receivable	$2,050	$42,697
Revisions
The Company revised the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2022 as follows:

	Six months ended June 30, 2022
	As Previously Reported	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in operating assets and liabilities, net of acquisitions:
Accounts payable, accrued expenses and other current liabilities	$1,566	$3,593
Net cash flows used in operating activities	$(27,738)	$(25,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) receipts on finance leases, net of tenant allowance	$(4,528)	$(6,555)
Net cash flows provided by financing activities	$38,041	$36,014

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
For the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2022, the Company removed the information regarding assets acquired and liabilities assumed in acquisitions within the non-cash investing and financing activities since such information were inconsistent and redundant to the information already disclosed in Note 7 - Acquisitions.
The Company revised the unaudited interim condensed consolidated financial statements for the impact of an understatement of cost of goods sold of $1,144 ($801 post-tax) during the three and six months ended June 30, 2021 as follows:

A. Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
COST OF GOODS SOLD	$(24,982)	$(26,126)	$(47,916)	$(49,060)
GROSS PROFIT	$22,762	$21,618	$41,503	$40,359
LOSS FROM OPERATIONS	$(3,595)	$(4,739)	$(6,765)	$(7,909)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$10,148	$9,004	$(12,591)	$(13,735)
Provision for income taxes	$(6,711)	$(6,368)	$(15,022)	$(14,679)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$3,437	$2,636	$(27,613)	$(28,414)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$3,627	$2,826	$(27,248)	$(28,049)
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	no change	no change	$(0.19)	$(0.20)

B. Unaudited Interim Condensed Consolidated Statements of Changes in Equity
	Accumulated Deficit		Total Jushi Shareholders' Equity		Total Equity
	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised
Net income (loss) for the three months ended June 30, 2021	$3,627	$2,826	$3,627	$2,826	$3,437	$2,636
Balances - June 30, 2021	$(289,918)	$(290,719)	$82,892	$82,091	$83,911	$83,111

C. Unaudited Interim Condensed Consolidated Statement of Cash Flows
	Six months ended June 30, 2021
	As Previously Reported	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,613)	$(28,414)
Changes in operating assets and liabilities, net of acquisitions:
Inventory	$(10,173)	$(9,029)
Accounts payable, accrued expenses and other current liabilities	$19,007	$18,664

D. Note 7 - Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
Net income (loss)	$661	$(140)	$(32,311)	$(33,112)

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

E. Note 14 - Income Taxes
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
Income (Loss) Before Income Taxes	$10,148	$9,004	$(12,591)	$(13,735)
Income Tax Expense	$(6,711)	$(6,368)	$(15,022)	$(14,679)
Effective Tax Rate	66%	71%	(119)%	(107)%

F. Note 16 - Earning (Loss) Per Share
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
Numerator:
Net income (loss) and comprehensive income (loss) attributable to Jushi shareholders	$3,627	$2,826	$(27,248)	$(28,049)
Less undistributed net income (loss) for participating securities	$(135)	$(105)	$274	$282
Net income(loss) and comprehensive income (loss) - basic	$3,492	$2,721	$(26,974)	$(27,767)
Add-back undistributed net income (loss) for participating securities	$135	$105	$(274)	$(282)
Less undistributed net income (loss) for participating securities	$(113)	$(88)	$933	$961
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(17,547)	$(18,324)	$(37,419)	$(38,192)
Net income (loss) per common share attributable to Jushi:
Diluted	no change	no change	$(0.19)	$(0.20)
The Company revised the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2021 for the amount of capital expenditures disclosed in non-cash investing and financing activities of the statements of cash flows as follows:

	Six months ended June 30, 2021
	As Previously Reported	As Revised
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,057	$2,846
Reclassifications
Within the supplemental non-cash investing and financing activities section of the statements of cash flows, the Company reclassified $4,701 from capital expenditures to right of use assets from finance lease liabilities (excluding from acquisitions) for the six months ended June 30, 2022. This reclassification did not have an effect on total assets, total liabilities, equity, net income (loss), net income (loss) per share or cash flows for the periods presented.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which is included in the Company’s S-1. There have been no material changes to the Company’s significant accounting policies

Segment
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation,

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
manufacturing, distribution and sale of cannabis in the U.S. All revenues for the three and six months ended June 30, 2022 and 2021 were generated within the U.S., and substantially all long-lived assets are located within the U.S.
COVID-19
During the three and six months ended June 30, 2022, the Company’s financial condition and results of operations were not materially impacted by COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including possible future outbreaks of new strains of the virus and governmental and consumer responses to such future developments.
Emerging Growth Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
Recent Accounting Pronouncements
In June 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The FASB issued guidance requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with generally accepted accounting principles). The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. REVENUE
The Company has three revenue streams: (i) cannabis retail (ii) cannabis wholesale; and (iii) other. The Company’s retail revenues are comprised of cannabis operations for medical and adult-use dispensaries. The Company’s wholesale revenues are comprised of cannabis cultivation, processing, production and distribution of cannabis for medical and adult-use. The Company’s other operations primarily include the Company’s hemp/cannabidiol (“CBD”) retail operations. Any intercompany revenue and any costs between entities are eliminated to arrive at consolidated totals.
The following table summarizes revenue disaggregated by revenue stream:

	Three Months Ended June 30,
	2022			2021
	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers
Retail cannabis	$67,276	$—	$67,276	$45,198	$—	$45,198
Wholesale cannabis	15,862	(10,395)	5,467	4,740	(2,300)	2,440
Other	14	—	14	106	—	106
Eliminations	(10,395)	10,395	—	(2,300)	2,300	—
Consolidated revenue	$72,757	$—	$72,757	$47,744	$—	$47,744

	Six Months Ended June 30,
	2022			2021
	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers
Retail cannabis	$125,230	$—	$125,230	$84,474	$—	$84,474
Wholesale cannabis	25,305	(15,989)	9,316	8,932	(4,183)	4,749
Other	99	—	99	196	—	196
Eliminations	(15,989)	15,989	—	(4,183)	4,183	—
Consolidated revenue	$134,645	$—	$134,645	$89,419	$—	$89,419

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

4. INVENTORIES
The components of inventories, net, are as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Cannabis plants	$3,613	$6,347
Harvested cannabis and packaging	13,704	5,180
Total raw materials	$17,317	$11,527
Work in process	6,639	8,756
Finished goods	20,786	23,036
Total inventories, net	$44,742	$43,319

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Prepaid expenses and deposits	$4,548	$3,837
Landlord receivables for reimbursement of certain expenditures	—	7,357
Other current assets	1,990	1,681
Total prepaid expenses and other current assets	$6,538	$12,875

6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (PP&E) are as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Buildings and building components	$75,857	$49,697
Land	14,167	12,380
Leasehold improvements	32,747	24,042
Machinery and equipment	15,832	12,656
Computer equipment	2,898	2,221
Furniture and fixtures	12,377	8,000
Construction-in-process	34,298	35,625
Total property, plant and equipment - gross	$188,176	$144,621
Less: Accumulated depreciation	(13,584)	(7,341)
Total property, plant and equipment - net	$174,592	$137,280
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Total depreciation for the three months ended June 30, 2022 and 2021, was $5,014 and $1,734, respectively, of which $2,778 and $870, respectively, was absorbed into inventory production. Total depreciation for the six months ended June 30, 2022 and 2021 was $8,704 and $2,904, respectively, of which $4,946 and $1,474, respectively, was absorbed into inventory production. Total depreciation includes depreciation from assets held under finance leases (which are reflected separately in the consolidated balance sheets).

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Interest expense capitalized to PP&E totaled $1,303 and $155 for the three months ended June 30, 2022 and 2021, respectively, and $2,047 and $240 for the six months ended June 30, 2022 and 2021, respectively.

7. ACQUISITIONS
2022 Business Combinations
The Company had the following acquisitions during the six months ended June 30, 2022: (i) Apothecarium; and (ii) NuLeaf (all defined below). The following table summarizes the preliminary purchase price allocations as of their respective acquisition dates:

	NuLeaf	Apothecarium	Total
Assets Acquired:
Cash and cash equivalents	$618	$25	$643
Prepaids and other assets	273	32	305
Accounts receivable, net	39	—	39
Inventory	5,791	699	6,490
Indemnification assets (1)	4,145	—	4,145
Property, plant and equipment	5,513	498	6,011
Right-of-use assets - finance lease	4,598	2,553	7,151
Right-of-use assets - operating lease	1,067	—	1,067
Intangible assets (2)	17,440	8,200	25,640
Deposits	110	301	411
Total assets acquired	$39,594	$12,308	$51,902

Liabilities Assumed:
Accounts payable and accrued liabilities	$604	$502	$1,106
Finance lease obligations	4,598	2,544	7,142
Operating lease obligations	1,067	—	1,067
Deferred tax liabilities	10,247	2,601	12,848
Total liabilities assumed	$16,516	$5,647	$22,163

Net assets acquired	$23,078	$6,661	$29,739
Goodwill (3)	27,262	8,472	35,734
Total	$50,340	$15,133	$65,473

Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$14,850	$6,617	$21,467
Consideration payable in cash (customary hold back)	1,000	—	1,000
Consideration paid in promissory notes (fair value) (4)	12,860	6,922	19,782
Consideration paid in shares	13,573	1,594	15,167
Contingent consideration	8,057	—	8,057
Fair value of consideration	$50,340	$15,133	$65,473
(1)As part of the NuLeaf acquisition agreement, the sellers contractually agreed to indemnify the Company for certain amounts that may become payable, including for taxes that relate to periods prior to the date of acquisition. Accordingly, the Company recorded indemnification assets and corresponding estimated accrued tax liabilities, at fair value, for a total of $4,145 as of the date of the acquisition. Subsequent changes in the amounts recognized for the indemnification assets may occur in relation to the

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
provision for the corresponding tax liabilities, according to changes in the range of outcomes or the assumptions used to develop the estimates of the liabilities at the time of the acquisition
(2)Included licenses acquired of $14,700 and $8,200 for NuLeaf and Apothecarium, respectively, which have indefinite useful lives. The estimated fair values of the licenses were determined using the multi-period excess earnings method under the income approach based on projections extended to 2036 assuming revenue growth rates of 7.5%, in 2023, 1% in 2024, 2% in 2025 and 3% thereafter for NuLeaf and 5.3% in 2023 and 3% thereafter for Apothecarium.
(3)The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes. The change in Goodwill for the six months ended June 30, 2022 is entirely attributable to the acquisitions.
(4)Refer to “Acquisition-Related Promissory Notes” in Note 9 - Debt for details on the seller notes.
NuLeaf
In April 2022, the Company closed on the acquisition of 100% of NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”). The Company paid upfront consideration comprised of $14,850 in cash, subject to working capital adjustments, 4,662,384 SVS (with an acquisition date fair value of $2.91 per SVS), and an unsecured five-year note with a face value of $15,750. Additionally, cash consideration of $1,000 was subjected to customary holdbacks at closing. The Company was required to pay an additional $10,000 ($3,000 in cash, $3,000 as an addition to the five-year note and the balance in shares) contingent on the opening of a third retail dispensary. In June 2022, the Company opened the third retail dispensary, and in July 2022, the Company paid $3,000 in cash, amended the five-year note for an additional face value of $3,000 and issued 888,880 SVS to settle the contingent liability.
As of June 30, 2022, the Company remeasured the contingent consideration and recognized a gain of $1,326, primarily related to the change in the Company’s stock price. The remeasurement reduced the total contingent consideration liability from $8,057 on the acquisition date to $6,731 on June 30, 2022 and is included within accrued expenses and other current liabilities.
Apothecarium
In March 2022, the Company closed on the acquisition of 100% of the equity interest of an entity operating an adult-use and medical retail dispensary under the name, “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”), for upfront consideration comprised of $6,617 in cash, net of working capital adjustments, 527,704 SVS (with a grant date fair value of $3.02 each), and an unsecured five-year note with a face value of $9,853. Refer to Note 9 - Debt for details on the seller notes. The Apothecarium acquisition, together with the prior acquisition of Franklin Bioscience NV, LLC, a holder of medical and adult-use cannabis cultivation, processing, and distribution licenses, enables the Company to become vertically integrated in Nevada, as well as provide significant branding exposure for Jushi’s high-quality product lines.
In addition, the Company may pay up to $2,000 in potential earn-out consideration based on the achievement of certain financial metrics. As of the date of acquisition and June 30, 2022, the Company has not recognized a contingent consideration liability for this acquisition as the probability is unlikely. The estimated range of such potential additional consideration is between $0 and $2,000.
Preliminary Purchase Price Allocations for 2022 Business Combinations
The consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions and remain preliminary as of June 30, 2022. These estimated fair values involve significant judgement and estimates. The primary area of judgement involves the valuation of the business licenses acquired, which requires management to estimate value based on future cash flows from these assets. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to: licenses acquired, inventories, property, plant and equipment, leases, contingent consideration, promissory notes, deferred tax liabilities, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
during the measurement period.
Business Combinations - Acquisition and Deal Costs
For the three and six months ended June 30, 2022, acquisition and deal costs relating to Apothecarium and NuLeaf totaled $1,109 and $1,260, respectively, and are included within operating expenses in the consolidated statements of operations and comprehensive income (loss). The remaining acquisition and deal costs included in operating expenses were incurred either for acquisitions not completed or not expected to be completed.
2021 Business Combinations and Asset Acquisitions
The Company had the following acquisitions during the year ended December 31, 2021: (i) Nature’s Remedy; (ii) OSD; (iii) OhiGrow; and (iv) Grover Beach (all defined below). The following table summarizes the purchase price allocations as of their respective acquisition dates:

	Business Combinations		Asset Acquisitions
	Nature’s Remedy	OSD	OhiGrow	Grover Beach	Total
Assets Acquired:
Cash and cash equivalents	$3,195	$259	$—	$—	$3,454
Prepaids	325	53	—	—	378
Accounts receivable, net	263	—	—	—	263
Inventory	15,882	184	—	—	16,066
Indemnification assets (1)	1,322	1,411	—	—	2,733
Property, plant and equipment	19,470	—	3,165	269	22,904
Right-of-use assets - finance leases	27,305	—	—	2,050	29,355
Right-of-use assets - operating leases	1,337	1,859	—	—	3,196
Intangible assets - license (2)	46,000	2,160	1,817	3,654	53,631
Intangible assets - tradenames (2)	4,400	—	—	—	4,400
Intangible assets - customer database (2)	2,100	—	—	—	2,100
Deposits	20	6	—	19	45
Total assets acquired	$121,619	$5,932	$4,982	$5,992	$138,525

Liabilities Assumed:
Accounts payable and accrued liabilities	$7,004	$1,601	$—	$—	$8,605
Finance lease obligations	27,052	—	—	2,032	29,084
Operating lease obligations	1,267	1,859	—	—	3,126
Deferred tax liabilities	19,876	648	—	—	20,524
Total liabilities assumed	$55,199	$4,108	$—	$2,032	$61,339

Net assets acquired	$66,420	$1,824	$4,982	$3,960	$77,186
Goodwill	33,178	2,432	—	—	35,610
Total	$99,598	$4,256	$4,982	$3,960	$112,796

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

	Business Combinations		Asset Acquisitions
	Nature’s Remedy	OSD	OhiGrow	Grover Beach	Total
Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$40,360	$1,827	$4,949	$3,592	$50,728
Consideration paid in promissory notes (fair value)	15,345	2,429	—	—	17,774
Consideration paid in shares	35,670	—	—	368	36,038
Contingent consideration	8,223	—	—	—	8,223
Capitalized costs	—	—	33	—	33
Fair value of consideration	$99,598	$4,256	$4,982	$3,960	$112,796
(1)     As part of the OSD and Nature’s Remedy acquisition agreements, the sellers contractually agreed to indemnify the Company for certain amounts that may become payable, including for taxes that relate to periods prior to the date of acquisition. Accordingly, the Company recorded indemnification assets and corresponding estimated accrued tax liabilities, at fair value, for a total of $2,733 as of the dates of the acquisitions. The range of total estimated potential indemnification assets is from $0 to $6,322; however, there is no limit on the Nature’s Remedy indemnification asset. Additional subsequent changes in the amounts recognized for the indemnification assets may occur in relation to the provision for the corresponding tax liabilities, according to changes in the range of outcomes or the assumptions used to develop the estimates of the liabilities at the time of the acquisition.
(2)     The licenses acquired have indefinite useful lives. The customer relationships have a useful life of 15 years and the tradenames have a useful life of 5 years.
2021 Business Combinations
Nature’s Remedy
On September 10, 2021, the Company acquired 100% of the equity of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”), for upfront consideration comprised of cash, net of working capital adjustments, 8,700,000 SVS (with a grant date fair value of $4.10 each), an $11,500 unsecured three-year note and a $5,000 unsecured five-year note.
Nature’s Remedy is a vertically integrated single state operator in Massachusetts and currently operates two retail dispensaries, in Millbury, MA and Tyngsborough, MA, and a 50,000 sq. ft. cultivation and production facility in Lakeville, MA. The goodwill is not tax deductible.
The Company also agreed to issue a $5,000 increase to the principal balance of the three-year note and up to an additional $5,000 in Company SVS upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor opens a competing dispensary within a certain radius of the Company’s dispensary in the Town of Tyngsborough, MA during the first 12 months following the acquisition (The “First Milestone Period”) or during the 18 months following the end of the First Milestone Period. As of the date of acquisition, the Company recognized a contingent consideration liability of $8,223, a Level 3 measurement amount, which was based on the weighted-average probability of the potential outcomes. The estimated range of such additional consideration is between $0 and $10,800 (which also includes the interest on the additional principal for the three-year note). Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred for the business combination. Contingent consideration that is classified as a liability is remeasured at subsequent reporting dates with the corresponding gain or loss being recognized in Other, net in the consolidated statements of operations and comprehensive income (loss).
As of June 30, 2022, the Company remeasured the contingent consideration and increased the total liability, primarily related to accretion from $8,223 on December 31, 2021, to $8,871 on June 30, 2022. The Company utilized the cash flows associated with the weighted-average probability of the potential outcomes to determine the potential cash outflows that

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
are short-term vs. long-term. As a result, the Company classified $1,828 as a short-term contingent liability and $7,043 as a long-term contingent liability as of June 30, 2022.
OSD
On April 30, 2021, the Company acquired 100% of the equity of Organic Solutions of the Desert, LLC (“OSD”), an operating dispensary located in Palm Springs, California, for consideration comprised of cash, as adjusted for working capital adjustments, and $3,100 principal amount of promissory notes. Refer to “Promissory Notes Payable” in Note 9 - Debt for details on the seller notes. The goodwill is not tax deductible.
Preliminary Purchase Price Allocations for 2021 Business Combinations
The consideration for Nature’s Remedy has been allocated to the estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions and remain preliminary as of June 30, 2022. These estimated fair values involve significant judgement and estimates. The primary areas of judgement involved are the valuation of the intangible assets acquired, which requires management to estimate value based on future cash flows from these assets. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to: intangible assets acquired, property, plant and equipment, indemnification assets, contingent consideration, deferred tax liabilities, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the respective acquisition dates during the measurement period.
2021 Asset Acquisitions
The Company determined that the OhiGrow and Grover Beach acquisitions described below did not qualify as business combinations because, for OhiGrow, the assets acquired did not constitute a business, and for Grover Beach, under the concentration test, substantially all of the fair value of the acquisition is concentrated in a single identifiable asset – the license.
OhiGrow
In July 2021, the Company acquired OhiGrow, LLC, a licensed cultivator in Ohio, and Ohio Green Grow LLC (collectively, “OhiGrow”), inclusive of an approximately 10,000 sq. ft. facility and 1.35 acres of land for $4,949 in cash.
Grover Beach
On March 4, 2021, the Company closed on the acquisition of approximately 78% of the equity of a retail license holder located in Grover Beach, California (“Grover Beach”) for $3,592 in cash, as adjusted for working capital adjustments, and 49,348 SVS at a fair value of $7.46 per share, with the rights to acquire the remaining equity for one dollar in the future. On September 9, 2022, the Company exercised its rights to acquire the remaining 22%.
Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
The following table summarizes consolidated proforma revenue and consolidated proforma net income (loss) as if the business combinations had occurred at the beginning of the year prior to their actual acquisition for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,149	$69,472	$144,309	$132,259
Net income (loss)	$12,712	$(140)	$(4,636)	$(33,112)

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the years indicated, or of the results that may be achieved by the combined companies in the future. These amounts have been calculated using actual results and adding pre-acquisition results, after adjusting for: acquisition costs, additional depreciation and amortization from acquired property, plant and equipment and intangible assets, as well as adjustments for incremental interest expense relating to consideration paid, and changes to conform to the Company’s accounting policies.
The results of Apothecarium and NuLeaf are included in the Company’s results since their respective acquisition date. For the three and six months ended June 30, 2022, in the aggregate, Apothecarium and NuLeaf, contributed revenues of $9,008 and $9,564, respectively, and net loss of ($740) and ($811), respectively, to the Company’s consolidated results.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Accrued capital expenditures	$12,154	$17,599
Goods received not invoiced	6,846	8,007
Accrued employee related expenses and liabilities	6,074	6,062
Accrued professional and management fees	1,856	5,139
Accrued sales and excise taxes	1,566	2,535
Accrued interest	2,173	1,181
Deferred revenue (loyalty program)	1,910	1,427
Operating lease obligations - current portion	2,829	2,745
Contingent consideration liabilities - current portion(1)	8,560	—
Other accrued expenses and current liabilities	5,206	3,277
Total	$49,174	$47,972
(1)Refer to Note 7 - Acquisitions.

9. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
Principal amounts:
Senior Notes	37%	January 2023	$74,935	$75,193
Acquisition Facility	14%	October 2026	65,000	40,000
Acquisition-related promissory notes payable	7% - 24%	November 2022 - April 2027	51,583	25,767
Other debt (1)	6% - 12%	March 2022 - July 2050	15,876	11,728
Total debt - principal amounts			$207,394	$152,688
Less: debt issuance costs and original issue discounts			(21,397)	(23,536)
Total debt - carrying amounts			$185,997	$129,152
Debt - current portion			$70,322	$6,181
Debt - non-current portion			$115,675	$122,971
(1) Includes Jushi Europe debt. Refer to Note 15 - Non-Controlling Interests.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
As of June 30, 2022, aggregate future contractual maturities of the Company’s debt are as follows:

	Remainder of the year	2023	2024	2025	2026	Thereafter	Total
Senior Notes	$—	$74,935	$—	$—	$—	$—	$74,935
Acquisition Facility	—	—	4,875	6,500	53,625	—	65,000
Acquisition-related promissory notes payable (1)	2,412	3,448	17,385	1,971	6,970	19,397	51,583
Other debt	4,095	589	100	107	4,616	6,369	15,876
Total	$6,507	$78,972	$22,360	$8,578	$65,211	$25,766	$207,394
(1) The Promissory Note that matures in 2022 is a mandatorily convertible note that will be settled in 910,000 SVS.
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and accretion - Senior Notes	$5,838	$4,371	$11,236	$9,574
Interest - Finance lease liabilities	3,013	2,297	5,914	3,687
Interest and accretion - Promissory notes	1,347	302	2,084	614
Interest and accretion - Acquisition Facility	1,854	—	3,294	—
Interest and accretion - Other debt	221	140	620	252
Capitalized interest	(1,303)	(155)	(2,047)	(240)
Total interest expense	$10,970	$6,955	$21,101	$13,887
Interest income	(23)	(87)	(38)	(184)
Total interest expense, net	$10,947	$6,868	$21,063	$13,703
Other Debt - PAMS Sale-leaseback Transactions
During 2021, the Company acquired land and buildings that are adjacent to the Company’s Pennsylvania Medical Solutions, LLC (“PAMS”) cultivation facility in order to expand the facility. In February 2022, the Company then closed on the sale of such land and buildings for $3,265 to the landlord of the Company’s cultivation facility. Also, in February 2022, the Company entered into a leaseback agreement with the landlord. The Company concluded that control, including the significant risks and rewards of ownership, did not transfer to the buyer-lessor at the inception of the sale-leaseback transaction. Accordingly, the transaction did not meet the accounting criteria for a successful sale-leaseback transaction and therefore represents a financing obligation with a lease term ending in April 2048. As a result, the Company recognized a liability of $3,265, which will be amortized as a reduction of rental expense over the term of the failed lease using an incremental borrowing rate of 11.6%.
Unsecured Promissory Notes

Apothecarium
In March 2022, in connection with the Apothecarium acquisition, the Company issued to the seller two unsecured promissory notes with a total principal amount of $9,853, with no stated interest and both maturing in March 2027. The promissory notes provide for a principal payment of $3,448 on the 21st month anniversary, followed by 39 equal monthly payments for the remaining balance.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
NuLeaf
In April 2022, in connection with the NuLeaf acquisition, the Company issued to the seller unsecured promissory notes with an aggregate total principal amount of $15,750 with a stated interest rate of 8% and maturity date in April 2027. The promissory notes provide for a full principal payment on the maturity date.

Amendments to the Acquisition Facility
In April 2022, the Company entered into an amendment to the Acquisition Facility pursuant to which: (i) the commencement of leverage testing was pushed back by four quarters (now beginning March 31, 2023 as reflected in the table below), (ii) certain leverage ratios were revised; and (iii) the Company may proceed with a reorganization pursuant to a petition for bankruptcy in Switzerland with respect to Jushi Europe without potentially defaulting under the Acquisition Facility. Refer to Note 15 - Non-Controlling Interests for additional information on Jushi Europe.
Total Leverage Ratio, calculated as the ratio of Total Funded Indebtedness to EBITDAR (all such terms are defined in the Acquisition Facility agreement) not to exceed the correlative ratio below:

Applicable Ratio	Fiscal Quarter Ending
6.00 to 1.00	March 31, 2023
5.00 to 1.00	June 30, 2023
4.00 to 1.00	September 30 and December 31, 2023
3.50 to 1.00	March 31, 2024 and all fiscal quarters ending thereafter
Additionally, in April 2022, the Company drew down $25,000 from the Acquisition Facility to fund the cash portions of the NuLeaf and Apothecarium acquisitions.

10. LEASE OBLIGATIONS
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2022 and 2052. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$914	$499	$1,800	$956
Finance lease cost:
Amortization of lease assets	1,261	710	2,403	1,076
Interest on lease liabilities	3,013	2,297	5,914	3,687
Total finance lease cost	$4,274	$3,007	$8,317	$4,763
Variable lease cost	$89	$83	$182	$158
Total lease cost	$5,277	$3,589	$10,299	$5,877

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	June 30, 2022		December 31, 2021
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	11.71%	11.40%	11.75%	11.50%
Weighted average remaining lease term (in years)	22.1	13.8	22.6	14.6
The maturities of the contractual undiscounted lease liabilities as of June 30, 2022 are as follows:

	Finance Leases	Operating Leases
Remainder of the year	$8,718	$1,505
2023	11,470	3,377
2024	11,634	3,118
2025	12,199	2,899
2026	11,968	2,663
Thereafter	265,639	30,183
	$321,628	$43,745
Interest on lease liabilities	(215,466)	(23,975)
Total present value of minimum lease payments	$106,162	$19,770
Lease liabilities - current portion	$13,117	$2,829
Lease liabilities - non-current	$93,045	$16,941

11. DERIVATIVE LIABILITIES
The continuities of the Company’s derivative liabilities are as follows:

Total Derivative Liabilities (1)(3)
Carrying amounts as of January 1, 2022	$92,435
Fair value changes (2)	(56,881)
Derivative Warrants exercises	(9,265)
Carrying amounts as of June 30, 2022	$26,289
(1)Refer to Note 12 - Equity for the continuity of the number of these warrants outstanding.
(2)Included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)Includes mandatory prepayment option on the Senior Notes, which had a fair value of $174 as of June 30, 2022.
The Company’s derivative liabilities are primarily comprised of derivative warrants. These are warrants to purchase SVS of the Company which were issued in connection with the Senior Notes (the “Derivative Warrants”), have an expiration date of December 23, 2024 and an exercise price of US$1.25. There were 36,616,355 and 40,124,355 Derivative Warrants outstanding as of June 30, 2022 and December 31, 2021, respectively. The Derivative Warrants may be net share settled.
These warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the CSE closing price translated into U.S. dollar as

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
of June 30, 2022, and Monte Carlo simulation model with stock price based on the OTCQX Best Market closing price as of December 31, 2021. The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	June 30, 2022 (unaudited)	December 31, 2021
Stock price	$1.45	$3.25
Risk-free annual interest rate	2.95%	0.97%
Range of estimated possible exercise price	$1.25	$0.04 - $1.25
Volatility	71%	73%
Remaining life (years)	2.48 years	3 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
Volatility was estimated by using a weighting of the Company’s historical volatility and the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The risk-free interest rate for the expected life of the Warrants was based on the yield available on government benchmark bonds with an approximate equivalent remaining term. The expected life is based on the contractual term. If any of the assumptions used in the calculation were to increase or decrease, this could result in a material or significant increase or decrease in the estimated fair value of the derivative liability. For example, the following table illustrates an increase or decrease in certain significant assumptions as of the balance sheet dates:

	As of June 30, 2022			As of December 31, 2021
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$1.45	$4,124	$(3,984)	$3.25	$12,781	$(10,834)
Volatility	71%	$1,728	$(1,776)	73%	$4,473	$(3,210)

12. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of Preferred Shares, SVS, Multiple Voting Shares, and Super Voting Shares. As of June 30, 2022, the Company had 194,653,132 SVS issued and outstanding and no Preferred Shares, Multiple Voting Shares, and Super Voting Shares issued and outstanding. On August 9, 2021, all of the 149,000 previously issued and outstanding Super Voting Shares and all of the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. All previously outstanding warrants to acquire Super Voting Shares and Multiple Voting Shares were also converted into warrants to acquire SVS, without any other amendment to the terms of such warrants.
Private Placements
In January 2022, the Company closed non-brokered private placement offerings for an aggregate 3,717,392 SVS at a price of $3.68 per share to an existing investor group for aggregate gross proceeds of $13,680.
Restricted Stock and Stock Options
Refer to Note 13 - Share-Based Compensation and Other Benefits for details of restricted stock awards and stock option grants.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Other Equity
Refer to Note 9 - Debt for details of a convertible promissory note classified as equity.
Warrants
Each warrant entitles the holder to purchase one SVS. The following table summarizes all warrants outstanding as of June 30, 2022:

Expiration Date	Exercise Price ($)	Number of Warrants
2022	1.25 - 1.31	662,738
2023	1.47 - 1.50	337,500
2024	1.25	35,532,922
2025	1.25 - 3.00	2,168,508
2026	4.18	300,000
2029	0.50 - 2.00	26,367,627
Total warrants		65,369,295
As of June 30, 2022, warrants issued and outstanding have a weighted-average remaining contractual life of 4.3 years. Certain warrants may be net share settled.

The following table summarizes the status of warrants and related transactions:

	Non-Derivative Warrants	Derivative Warrants (2)	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2022	29,156,048	40,124,355	69,280,403	$1.19
Granted	100,000	—	100,000	$3.00
Exercised (1)	(503,108)	(3,508,000)	(4,011,108)	$1.26
Balance as of June 30, 2022	28,752,940	36,616,355	65,369,295	$1.19
Exercisable as of June 30, 2022	27,102,940	36,616,355	63,719,295	$1.15

(1)The weighted average share price as of the dates of exercise was $3.64. The Company issued 2,843,863 SVS and received $751 in cash proceeds during the six months ended June 30, 2022 for warrants exercised.
(2)Derivative warrants which were issued to the Senior Notes holders and which have an exercise price of $1.25. These warrants represent a derivative liability and are therefore not classified as equity in the statement of financial position. Refer to Note 11 - Derivative Liabilities.

13. SHARE-BASED COMPENSATION AND OTHER BENEFITS
The components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$3,955	$769	$9,799	$1,698
Restricted stock	446	1,705	1,279	4,243
Warrants	283	259	570	806
Total share-based compensation expense	$4,684	$2,733	$11,648	$6,747

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Equity Incentive Plan
Under the Company’s 2019 Equity Incentive Plan, as amended (the “Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve as of June 6, 2019. As of June 30, 2022, the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 10.5 million.
(a)Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to employees of certain subsidiaries of the Company under the Company’s Plan. Such options generally expire in ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2022	20,429,120	$3.20
Granted (1)	1,667,000	$2.45
Exercised (2)	(254,998)	$1.69
Forfeited/expired	(340,002)	$3.83
Issued and Outstanding as of June 30, 2022	21,501,120	$3.15
Exercisable as of June 30, 2022	10,639,594	$2.50
(1)The weighted-average per share grant date fair value was $1.56.
(2)The weighted-average share price at the date of exercise was $3.99.
The following table summarizes the issued and outstanding stock options as of June 30, 2022:

Expiration Year	Stock Options Outstanding	Exercise Price	Stock Options Exercisable
2028	720,000	$1.00 - $1.35	720,000
2029	7,019,668	$1.26 - $2.75	6,799,664
2030	852,500	$0.91 - $3.98	423,326
2031	11,266,952	$3.70 - $6.53	2,696,604
2032	1,642,000	$1.6 - $4.2	—
	21,501,120		10,639,594
As of June 30, 2022, stock options outstanding have a weighted-average remaining contractual life of 8.39 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
In determining the amount of share-based compensation expense related to stock options issued, the Company used the Black-Scholes option-pricing model to establish the measurement date fair value of stock options granted during the period. The following assumptions were applied at the time of grant:

	Six Months Ended June 30,
	2022	2021
Stock price	$1.60 - $3.94	$5.71 - $6.53
Risk-free annual interest rate	1.83% - 3.24%	0.45% - 1.25%
Expected annual dividend yield	0%	0%
Volatility	74%	77%
Expected life of stock options	5.2 - 7.5 years	5 - 7.48 years
Forfeiture rate	0%	0%
Volatility was estimated by using a weighting of the Company’s historical volatility and the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The expected life in years represents the period of time that stock options issued are expected to be outstanding, using the simplified method. The simplified method represents the Company’s best estimate of the expected term of the options, given the Company’s limited history available. The risk-free rate is based on U.S. Treasury bills with a remaining term equal to the expected life of the options. The Company does not anticipate paying dividends in the foreseeable future, and as a result, the expected annual dividend yield is expected to be 0%.
(b)Restricted Stock Grants
The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS. The following table summarizes the status of restricted stock and related transactions:

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2022	2,859,151
Granted (1)	5,952
Cancelled	(7,813)
Vested	(1,644,588)
Unvested restricted stock as of June 30, 2022	1,212,702
(1)     The weighted-average per share grant date fair value was $4.20
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award. As of June 30, 2022, unvested restricted stock awards have a weighted-average remaining vesting period of 0.81 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (Loss) Before Income Taxes	$19,776	$9,004	$5,070	$(13,735)
Income Tax Expense	$7,710	$6,368	$12,761	$14,679
Effective Tax Rate	39%	71%	252%	(107)%
The Company has computed its provision for income taxes based on the actual effective rate for the quarter as the Company believes this is the best estimate for the annual effective tax rate.
Due to its cannabis operations, the Company is subject to the limitation of U.S. Internal Revenue Code of 1986, as amended ("IRC") Section 280E under which the Company is only allowed to deduct "costs of goods sold". This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates.
The Company’s tax returns benefited from not applying IRC Section 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company determined that it is not more likely than not these tax positions would be sustained under examination.
As a result, the Company has an uncertain tax liability of $46,459 and $41,990 as of June 30, 2022 and December 31, 2021, respectively, inclusive of interest and penalties, which is included in income tax liabilities - non-current in the consolidated balance sheets.

15. NON-CONTROLLING INTERESTS
Jushi Europe
The Company’s non-controlling interests are comprised primarily of the non-controlling interest in Jushi Europe. In March 2020, the Company finalized its agreement to expand internationally through the establishment of Jushi Europe. Jushi Europe planned to build out its European business through a combination of strategic acquisitions, partnerships, and license applications, focused on supplying the highest-quality medical cannabis products to patients throughout Europe. During the first quarter of 2020, the Company received $2,000 in cash from the 49% investor partner. The Company owns 51% of Jushi Europe and is exposed, or has rights, to variable returns from Jushi Europe and has the power to govern the financial and operating policies of Jushi Europe through voting control so as to obtain economic benefits, and therefore the Company has consolidated Jushi Europe from the date of acquisition.
During the fourth quarter of 2020, Jushi Europe entered into a credit agreement with a relative of the Jushi Europe non-controlling partner and received €500 (approximately $614) principal amount. In January 2021, Jushi Europe received €1,000 (approximately $1,214 as of December 31, 2021) principal amount pursuant to a credit agreement with an individual. These credit agreements accrue interest at 5% per annum, payable annually in arrears, and mature on November 11, 2024. The outstanding balance may be prepaid at any time prior to maturity without penalty and may be offset with receivables from the lender. Subsequent to December 31, 2021, it was determined that Jushi Europe was insolvent. The insolvency created an event of default under the unsecured credit agreements and the notes are immediately due and payable.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
In April 2021, Jushi Europe entered into an unsecured bridge loan with the Company (51% owner) and an investment partner for a total of €1,800 (~$2,141) principal amount, of which €900 (~$1,070) was contributed by the Company and is eliminated in consolidation. In September 2021, the parties amended the loan agreement and an additional €1,200 (~$1,390) in funding was provided for Jushi Europe, of which 51% was contributed by the Company and is eliminated in consolidation. The bridge loans, as amended, currently accrue interest at 0.5% per annum, which is the foreign marginal lending facility rate plus 25 basis points. All payments including interest are due on maturity, which is 180 days post amendment. These loans had not yet been repaid and are delinquent.
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. The Swiss court declared Jushi Europe’s bankruptcy on May 19, 2022. As a result of the impending proceedings, the Company determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4,561 for the year ended December 31, 2021.

16. EARNINGS (LOSS) PER SHARE

The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted Earnings (loss) per share attributable to Jushi shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) and comprehensive income (loss) attributable to Jushi shareholders	$12,066	$2,826	$(7,691)	$(28,049)
Less undistributed net income (loss) for participating securities	(213)	(105)	66	282
Net income(loss) and comprehensive income (loss) - basic	11,853	2,721	(7,625)	(27,767)
Add-back undistributed net income (loss) for participating securities	213	105	(66)	(282)
Dilutive effect of net income from derivative warrants liability	(42,572)	(21,061)	(56,881)	(11,104)
Less undistributed net income (loss) for participating securities	(197)	(88)	140	961
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(30,703)	$(18,324)	$(64,432)	$(38,192)

Denominator:
Weighted-average shares of common stock - basic	190,870,572	163,512,333	187,147,856	160,426,413
Dilutive effect of derivative warrants	14,826,581	33,028,892	20,890,427	33,671,370
Weighted-average shares of common stock - diluted	205,697,153	196,541,225	208,038,283	194,097,783

Net income (loss) per common share attributable to Jushi:
Basic	$0.06	$0.02	$(0.04)	$(0.17)
Diluted	$(0.15)	$(0.09)	$(0.31)	$(0.20)

Basic and diluted weighted-average shares of common stock for each of the presented period exclude the weighted average shares of participating securities. Basic earnings (loss) per share attributable to Jushi shareholders is computed by dividing the net income (loss) and comprehensive income (loss) – basic by the basic weighted-average shares of common stock. Diluted earnings (loss) per share attributable to Jushi stockholders are computed by dividing the net income (loss) and comprehensive income (loss) – diluted by the diluted weighted-average shares of common stock, which includes all potentially dilutive common stock equivalents, such as stock options, warrants, and convertible promissory notes.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Basic and diluted earnings (loss) per share attributable to Jushi shareholders are presented in conformity with the two-class method required for participating securities. The two-class method determines earnings (loss) per share for each class of common stock and participating securities according to dividends or any other distributions declared during the restricted period and their respective participation rights in undistributed earnings. On August 9, 2021, all the 149,000 previously issued and outstanding Super Voting Shares and all the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. Refer to Note 12 - Equity. The number of basic and diluted weighted-average shares outstanding for 2021 assumes the conversion of the Multi Voting Share and Super Voting Shares into SVS as of the beginning of the year. Other than voting rights, the Multi Voting Shares and Super Voting Shares had the same rights as the SVS and therefore all these shares are treated as the same class of common stock for purposes of the earnings (loss) per share calculations.

The number of common stock (SVS) includes (1) restricted stock awards in which the participants have non-forfeitable rights to dividend or any other distributions declared during the restricted period and (2) shares issued to employees for which a corresponding non-recourse promissory note receivable with the employee is outstanding until the notes are repaid, and both are considered to be participating securities. Holders of restricted stock awards are not obligated to participate in losses until the shares are vested.

The following table summarizes equity instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, because the impact of including them would have been anti-dilutive:

	June 30,
	2022	2021
Stock options	21,501,120	10,306,453
Warrants	28,752,940	31,874,060
Convertible promissory notes	910,000	910,000
	51,164,060	43,090,513
Additionally, 888,880 SVS for contingent consideration related to NuLeaf (Refer to Note 7 - Acquisitions) are not included in the calculation of earnings (loss) per share because their effect would have been anti-dilutive. Furthermore, $5,000 worth of potential SVS, which as of June 30, 2022 is equivalent to 3,291,885 SVS, for contingent consideration related to Nature’s Remedy are not included in the calculation of earnings (loss) per share because their contingency has not been satisfied as of June 30, 2022.

17. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries, wages and employee related expenses	$18,593	$14,519	$35,930	$24,401
Other general and administrative expenses (1)	12,523	6,961	23,133	13,762
Share-based compensation expense	4,684	2,733	11,648	6,747
Depreciation and amortization expense	2,865	1,274	5,121	2,249
Acquisition and deal costs	1,161	870	1,302	1,109
Gain on contingent consideration	(1,081)	—	(676)	—
Total operating expenses	$38,745	$26,357	$76,458	$48,268
(1)     Other general and administrative expenses are primarily comprised of rent and related expenses, professional fees and legal

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
expenses, marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

18. OTHER INCOME (EXPENSE)
The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gains (losses) on investments and financial assets	$—	$43	$—	$1,191
Losses on debt redemptions/extinguishments/modifications	—	—	—	(3,815)
Gains (losses) on legal settlements	—	(601)	24	(1,408)
Other	228	71	(94)	168
Other income (expense), net	$228	$(487)	$(70)	$(3,864)

19. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,		As of
	(unaudited)
	2022	2021	2022	2021	June 30, 2022 (unaudited)	December 31, 2021
Nature of transaction	Related Party Income (Expense)		Related Party Income (Expense)		Related Party Prepaid/Receivable (Payable)
Management services agreements (1)	$—	$(10)	$—	$(20)	$—	$—
Senior Notes - interest expense and principal amount (2)	$(8)	$(54)	$(17)	$(100)	$(342)	$(1,194)
Other debt (3)	$—	$—	$—	$—	$(3,134)	$(3,384)
Loans to senior key management - interest charged and principal plus accrued interest outstanding (4)	$—	$30	$—	$61	$—	$—
(1)Includes fees paid to entities controlled by the Company’s Chief Executive Officer, James Cacioppo, for shared costs of administrative services, the provision of financial and research-related advice, and sourcing and assisting in mergers, acquisitions and capital transactions. These amounts are included in operating expenses within the consolidated statements of operations and comprehensive income (loss). Excludes expense from previously issued warrants, which is included in stock-based compensation expense. For the six months ended June 30, 2022 and 2021, total expense for previously issued warrants was $10 and $43, respectively.
(2)For the six months ended June 30, 2022, interest expense includes amounts related to certain senior key management, directors and other employees as well as a significant investor. Interest expense for six months ended June 30, 2022 and 2021 cannot be reliably determined as the majority of the Senior Notes are publicly traded. Principal amounts outstanding as of June 30, 2022 and December 31, 2021 are also estimates for this reason.

(3)Refer to Note 15 - Non-Controlling Interests for details of other loans from related parties.
(4)In January 2021, an executive received a loan from the Company of $174 for withholding tax requirements for RSAs issued to the executive, which was repaid in full via payroll deductions. In April 2019, the Company entered into promissory notes with certain executives for the purchase of restricted stock, pursuant to which those executives borrowed an aggregate of $1,813 at a rate of 2.89% per annum, compounded annually. As these loans were non-recourse loans under the accounting guidance they were not reflected in the consolidated balance sheet or table above. As of December 31, 2021, all these balances plus accrued interest have been settled. The balances including accrued interest were settled as part of the executive’s regular pay and bonus, severance or

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
via shares repurchased by the Company. During the year ended December 31, 2021, the Company received 471,757 shares from key management personnel in full settlement of principal amount $2,007 outstanding promissory notes and related interest.

20. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of June 30, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies and to Note 7 - Acquisitions for an acquisition-related contingent consideration liability.
Claims and Litigation
Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, as of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Refer to Note 15 - Non-Controlling Interests for the information regarding the bankruptcy of Jushi Europe.
Commitments
In addition to the contractual obligations outlined in Note 9 - Debt and Note 10 - Lease Obligations, the Company has the following commitments as of June 30, 2022:
Property and Construction Commitments
In connection with various license applications, the Company may enter into conditional leases or other property commitments which will be executed if the Company is successful in obtaining the applicable license and/or resolving other contingencies related to the license or application.
In addition, the Company expects to incur capital expenditures for leasehold improvements and construction of buildouts of certain locations, including for properties for which the lease is conditional on obtaining the applicable related license or for which other contingencies exist. If the Company were to be unsuccessful in obtaining a particular license or certain other conditions are not met, the previously capitalized improvements and buildouts relating to that license may need to be expensed in future periods in the statements of operations and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

21. FINANCIAL INSTRUMENTS
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
(i) Level 1 – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
(ii) Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by the observable market data for substantially the full term of the assets or liabilities;
(iii) Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investment	$—	$—	$1,500	$1,500
	$—	$—	$1,500	$1,500
Financial liabilities:
Derivative liabilities (1)	$—	$—	$26,289	$26,289
Contingent consideration liabilities (2)	—	—	15,603	15,603
	$—	$—	$41,892	$41,892
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investment	$—	$—	$1,500	$1,500
	$—	$—	$1,500	$1,500
Financial liabilities:
Derivative liabilities (1)	$—	$—	$92,435	$92,435
Contingent consideration liabilities (2)	—	—	8,223	8,223
	$—	$—	$100,658	$100,658
(1) Refer to Note 11 - Derivative Liabilities
(2) Refer to Note 7 - Acquisitions

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at June 30, 2022 and December 31, 2021. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The fair value of the Senior Notes as of June 30, 2022 and December 31, 2021 approximated the principal amount.
There were no transfers between hierarchy levels during the six months ended June 30, 2022.

22. SUBSEQUENT EVENTS
In late September 2022, we were subject to a cybersecurity attack, which we believe was a phishing attack, that resulted in the transfer of approximately $500. The Company is currently investigating the matter and intends on using all avenues possible to recover some or all of the misappropriated funds. However, there is no assurance that such efforts will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of June 30, 2022, and for the three and six months then ended (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2022 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2021 and 2020 (the “Annual Financial Statements”), which are included in Jushi Holdings Inc.’s Registration Statement on Form S-1, initially filed with the SEC on July 22, 2022, as amended and declared effective by the SEC on August 12, 2022 (“S-1”). All amounts are expressed in United States (“U.S.”) dollars unless otherwise noted.
Forward‐Looking Statements
This document may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and U.S. securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this document that address activities, events or developments that Jushi expect or anticipate will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy, competitive strengths, goals, expansion and growth of Jushi’s business, operations and plans, including new revenue streams, the completion of contemplated acquisitions by Jushi of additional assets, roll out of new operations, the implementation by Jushi of certain product lines, implementation of certain research and development, the application for additional licenses and the grant of licenses that will be or have been applied for, the expansion or construction of certain facilities, the expansion into additional U.S. and international markets, any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which Jushi operates; expectations for other economic, business, regulatory and/or competitive factors related to Jushi or the cannabis industry generally; and other events or conditions that may occur in the future.
Readers are cautioned that forward‐looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of Jushi at the time they were provided or made and involve known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Jushi, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information and statements. Such factors include, among others: risks relating to the ability to complete the pipeline transactions; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks relating to pandemics and forces of nature including but not limited to the 2019 novel coronavirus (“COVID-19”); risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of Jushi; Jushi’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of Jushi; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to Jushi; risks related to proprietary intellectual property and potential infringement by third parties; the concentrated Founder voting control of the Jushi and the unpredictability caused by the anticipated capital structure; risks relating to the Company’s recent debt financing and other financing activities including leverage and issuing additional securities; risks relating to the management of growth; costs associated with Jushi being a publicly-traded company; the Company being a U.S. filer in addition to a Canadian filer; increasing competition in the industry; risks associated to cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; ability and constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcement of judgments and effect service outside of Canada; risks related to executed or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired; sales by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in Pennsylvania, Illinois, Nevada, Virginia, California, Ohio and Massachusetts; risks related to the anticipated openings of additional dispensaries; the risks relating to the expansion and optimization of the grower-processor in Pennsylvania, the vertically integrated facilities in Virginia and Massachusetts and the facility in Nevada; the risks related to the opening of a new facilities, including but not limited to in Ohio and Illinois, which are subject to licensing approval; as well as limited research and data relating to cannabis; and risks related to the Company’s critical accounting policies and estimates. Although Jushi has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward‐looking information and statements. Forward‐looking information and statements are provided and made as of the date of this MD&A and Jushi does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.
Company Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions. We have targeted assets in highly populated, limited license medical markets on a trajectory toward adult-use legalization, including Pennsylvania and Ohio, markets that are in the process of transitioning to adult-use, namely Virginia, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada and Massachusetts, and certain municipalities of California.
Factors Affecting our Performance and Related Trends
COVID-19
At the onset of the COVID-19 pandemic, we implemented new procedures at all operating locations to better protect the health and safety of our employees, medical patients, and customers across our network of dispensaries. Depending on the location, some of the initiatives include, but are not limited to: reducing the number of point-of-sale registers, restricting the number of people permitted in-store, restricting general store hours to permit access to those most susceptible to infection, and offering curbside pick-up. We have also directed a significant amount of traffic to our recently launched online informational tool and reservation platform, www.beyond-hello.com, which enables a medical patient or customer to view real-time pricing and product availability, and reserve products for convenient in-store pick-up at Beyond Hello™ locations across Pennsylvania, Illinois, California, and Virginia.
To date, our financial condition and results of operations have not been materially impacted by COVID-19. The extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including possible future outbreaks of new strains of the virus and governmental and consumer responses to such future developments.
Competition and Pricing Pressure
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and services providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or an impairment of our long-lived assets and intangible assets in future periods.
Recent Developments
Opening 35th Retail Location Nationwide and Fourth Virginia Dispensary
On August 31, 2022, we expanded our retail footprint in Virginia with the opening of our 35th retail location nationally and fourth medical dispensary in Virginia. The dispensary is located in Fairfax, VA and operate under the retail brand Beyond Hello™.
Registered as a U.S. Reporting Issuer
On August 12, 2022, our registration with the SEC as a reporting issuer became effective. As a result, we now report our financial statements in conformity with GAAP.
Settled Lawsuit with Large Multi-State Operator
On August 8, 2022, we announced that we entered into a confidential settlement agreement with Curaleaf Holdings, Inc. and with our former Chief Financial Officer to resolve claims we asserted in a lawsuit filed on July 15, 2022.
Opened 34th Retail Location Nationwide and Third Virginia Dispensary
On July 27, 2022, we expanded our retail footprint in Virginia with the opening of our 34th retail location nationally and third medical dispensary in Virginia. The dispensary is located in Alexandria, VA and operates under the retail brand Beyond Hello™.
Management Changes
On July 12, 2022, we appointed President Louis Jon Barack as Interim Chief Financial Officer, replacing Ed Kremer who resigned as Chief Financial Officer on the same date. Additionally, we announced on that same date that James Cabral, formerly Senior Vice President of Finance, was promoted to Chief Accounting Executive.
Grand Reopening of Beyond Hello™ Palm Springs
On July 11, 2022, we announced the grand reopening of our Beyond Hello™ Palm Springs retail location. The redesigned retail location features a new desert-inspired aesthetic, some of the most sought-after locally sourced cannabis and artisan crafts, along with a new art exhibit.
Debuted Line of Concentrate Products Using Hydrocarbon Extraction
On June 29, 2022, we announced the debut of our first line of concentrates made using hydrocarbon extraction by our brand The Lab™, which is famous for delivering high-quality, precision vape products and concentrates. The Lab™ Live Resin is the second of several single-source concentrate product lines to be launched by us. Initially, we will exclusively carry The Lab™ Live Resin 500mg full-spectrum 0.5 gram 510 cartridges at Beyond Hello™ retail locations in Pennsylvania. We plan to roll out our hydrocarbon-extracted line at partner dispensaries across Pennsylvania in the coming months, as well as in additional states such as Massachusetts, Virginia and Nevada.

CEO Purchased Subordinate Voting Shares
On June 27, 2022, we announced that CEO, Chairman, and Founder, James Cacioppo, purchased 100,000 Subordinate Voting Shares of the Company in the open market for an approximate amount of $151,000. At that time, Mr. Cacioppo held in the aggregate approximately 16.9% of the issued and outstanding Subordinate Voting Shares on a non-diluted basis.
Opened 33rd Retail Location Nationwide and Fourth Dispensary in Nevada
On June 8, 2022, we expanded our retail presence with the opening of our 33rd dispensary nationally and fourth dispensary in Nevada with NuLeaf Las Vegas The Strip. Following the opening of NuLeaf Las Vegas The Strip, our retail operations in Nevada consists of three adult-use and medical dispensaries in Las Vegas and one adult-use and medical dispensary in Lake Tahoe.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
REVENUE, NET	$72,757	$47,744	52%	$134,645	$89,419	51%
COST OF GOODS SOLD(1)	(46,089)	(26,126)	76%	(88,865)	(49,060)	81%
GROSS PROFIT(1)	$26,668	$21,618	23%	$45,780	$40,359	13%
OPERATING EXPENSES	$38,745	$26,357	47%	$76,458	$48,268	58%
LOSS FROM OPERATIONS(1)	$(12,077)	$(4,739)	155%	$(30,678)	$(7,909)	288%
OTHER INCOME (EXPENSE):
Interest expense, net	$(10,947)	$(6,868)	59%	$(21,063)	$(13,703)	54%
Fair value gains (losses) on derivative warrants	42,572	21,098	102%	56,881	11,741	384%
Other, net	228	(487)	(147)%	(70)	(3,864)	(98)%
Total other income (expense), net	$31,853	$13,743	132%	$35,748	$(5,826)	714%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES(1)	$19,776	$9,004	120%	$5,070	$(13,735)	137%
Provision for income taxes(1)	(7,710)	(6,368)	21%	(12,761)	(14,679)	(13)%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)(1)	$12,066	$2,636	358%	$(7,691)	$(28,414)	73%
Net loss attributable to non-controlling interests	—	(190)	(100)%	—	(365)	(100)%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS(1)	$12,066	$2,826	327%	$(7,691)	$(28,049)	73%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$0.06	$0.02	200%	$(0.04)	$(0.17)	76%
Weighted average shares outstanding - basic	190,870,572	163,512,333	17%	187,147,856	160,426,413	17%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED(1)	(0.15)	(0.09)	67%	(0.31)	(0.20)	(55)%
Weighted average shares outstanding - diluted	205,697,153	196,541,225	5%	208,038,283	194,097,783	7%
(1) We revised the unaudited interim condensed consolidated financial statements for the impact of an understatement of cost of goods sold of $1,144 ($801 post-tax) during the three and six months ended June 30, 2021. Refer to Correction of Errors in Previously Issued Financial Statements in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Quarterly Financial Statements for further information.

Three Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers
Retail cannabis	$67,276	$—	$67,276	$45,198	$—	$45,198
Wholesale cannabis	15,862	(10,395)	5,467	4,740	(2,300)	2,440
Other	14	—	14	106	—	106
Eliminations	(10,395)	10,395	—	(2,300)	2,300	—
Consolidated	$72,757	$—	$72,757	$47,744	$—	$47,744
Revenue, net for the three months ended June 30, 2022 totaled $72,757, as compared to $47,744 for the three months ended June 30, 2021, an increase of $25,013 or 52%. The increase in retail revenue is due primarily to our expansion of cannabis operations from build outs and acquisitions of Nature’s Remedy in Massachusetts, which occurred in the third quarter of 2021, and of Apothecarium and NuLeaf in Nevada, which occurred in March and April 2022, respectively, and new Beyond Hello™ store openings in Pennsylvania and Virginia. Retail revenue for the three months ended June 30, 2022 was derived from thirty-three cannabis dispensaries located in Pennsylvania (eighteen), Illinois (four), Massachusetts (two), California (three), Virginia (two) and Nevada (four), whereas, for the three months ended June 30, 2021, Retail revenue was derived from twenty cannabis dispensaries located in Pennsylvania (thirteen), Illinois (four), California (two) and Virginia (one).
The increase in wholesale revenue is primarily attributable to increases in cultivation and manufacturing activity at our grower processor facilities: (i) in Massachusetts and Nevada due to the acquisitions of Nature’s Remedy and NuLeaf; and (ii) in Virginia due to the commencement of operations at the Dalitso facility in the third quarter of 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold totaled $46,089 for the three months ended June 30, 2022, as compared to $26,126 (as revised) for the three months ended June 30, 2021, an increase of $19,963 (as revised) or 76% (as revised). The increase in costs of goods sold is primarily attributable to the increase in revenue.
Gross profit totaled $26,668 for the three months ended June 30, 2022, as compared to $21,618 (as revised) for three months ended June 30, 2021, an increase of $5,050 (as revised) or 23% (as revised). As a percentage of revenue, gross profit for the three months ended June 30, 2022 and 2021, was 37% and 45% (as revised), respectively. Gross margin decreased primarily due to infrastructure and headcount investments in our wholesale business that continue to have a transitional impact as we scale, slower than expected growth in our wholesale operations as other operators dedicate more shelf space to their own brands resulting in pricing compression, and increased promotional activity of Jushi branded products in Pennsylvania.

Operating Expenses
Operating expenses for the three months ended June 30, 2022 were $38,745, as compared to $26,357 for three months ended June 30, 2021, an increase of $12,388 or 47%.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Salaries, wages and employee related expenses	$18,593	$14,519	$4,074	28%
Share-based compensation expense	4,683	2,733	1,950	71%
Rent and related expenses	3,404	2,057	1,347	65%
Depreciation and amortization expense	2,865	1,274	1,591	125%
Professional fees and legal expenses	2,803	1,204	1,599	133%
Software and technology	1,964	632	1,332	211%
Marketing and selling	1,239	1,107	132	12%
Acquisition and deal costs	1,161	870	291	33%
Other G&A	1,142	585	557	95%
Travel, entertainment and conferences	943	463	480	104%
Insurance	764	706	58	8%
Administration and application fees	265	207	58	28%
Gain on contingent consideration	(1,081)	—	(1,081)	100%
Total general, administrative and selling expenses	$38,745	$26,357	$12,388	47%
The total increase in operating expenses is due to the increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions. The primary increases are from: salaries, wages and employee related expenses as a result of the increase in the number of employees to support our ongoing growth and resulting from recent acquisitions; share-based compensation expense primarily due to recent stock options granted to new employees and management; professional fees and legal expenses, primarily due to our transition to GAAP reporting and costs associated with our registration with the SEC, which was completed in August 2022; and depreciation and amortization expense and rent and related expenses due to the additions of property, plant and equipment and finance lease right-of-use assets from acquisitions and investment in infrastructure as we continue to scale.
Other (Expense) Income
Interest Expense, Net
Interest expense, net was $10,947 for the three months ended June 30, 2022 as compared to $6,868 for the three months ended June 30, 2021, an increase of $4,079, or 59%.The increase in interest expense, net is due primarily to an increase in interest-bearing borrowings including finance leases and acquisition-related financing.
Fair Value Gains on Derivatives
Fair value gains on derivatives was $42,572 for the three months ended June 30, 2022, as compared to $21,098 for the three months ended June 30, 2021. The fair value gains on derivatives for the three months ended June 30, 2022 and 2021 were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $228 for the three months ended June 30, 2022, as compared to an expense of $487 for the three months ended June 30, 2021, a decrease in expense of $715 or 147%. Other, net for the three months ended June 30, 2022 consisted primarily of miscellaneous income. Other, net for the three months ended June 30, 2021 consisted primarily of $601 related to losses on legal settlements, partially offset by other miscellaneous income.

Income Tax Expense
Total income tax expense was $7,710 for the three months ended June 30, 2022, as compared to $6,368 (as revised) for the three months ended June 30, 2021, an increase of $1,342 (as revised), or 21% (as revised). The increase in income tax expense is primarily due to an increase in taxable gross profit.
Net income (loss)
Net income for the three months ended June 30, 2022 was $12,066, compared to $2,636 (as revised) for the three months ended June 30, 2021. The increase in net income was driven primarily by increased gross profit, higher fair value gain on derivatives, partially offset by increased general and administrative costs, mainly relating to salaries, wages and employee related expenses.
Six Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers	Gross Revenue	Intercompany Revenue	Revenue, net to External Customers
Retail cannabis	$125,230	$—	$125,230	$84,474	$—	$84,474
Wholesale cannabis	25,305	(15,989)	9,316	8,932	(4,183)	4,749
Other	99	—	99	196	—	196
Eliminations	(15,989)	15,989	—	(4,183)	4,183	—
Total	$134,645	$—	$134,645	$89,419	$—	$89,419
Revenue, net, for the six months ended June 30, 2022 totaled $134,645, as compared to $89,419 for the six months ended June 30, 2022, an increase of $45,226, or 51%. The increase in retail revenue is due primarily to our expansion of cannabis operations from build outs and acquisitions of Nature’s Remedy in Massachusetts, which occurred in the third quarter of 2021, and of Apothecarium and NuLeaf in Nevada, which occurred in March and April 2022, respectively, and new Beyond Hello™ store openings in Pennsylvania and Virginia. Retail revenue for the six months ended June 30, 2022 was derived from thirty-three cannabis dispensaries located in Pennsylvania (eighteen), Illinois (four), Massachusetts (two), California (three), Virginia (two) and Nevada (four), whereas, for the six months ended June 30, 2021, Retail revenue was derived from twenty cannabis dispensaries located in Pennsylvania (thirteen), Illinois (four), California (two) and Virginia (one).
The increase in wholesale revenue is primarily attributable to increases in cultivation and manufacturing activity at our grower processor facilities: (i) in Massachusetts due to the acquisition of Nature’s Remedy and (ii) in Virginia due to the commencement of operations at the Dalitso facility in the third quarter of 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold totaled $88,865 for the six months ended June 30, 2022, as compared to $49,060 (as revised) for the six months ended June 30, 2021, an increase of $39,805 (as revised), or 81% (as revised). The increase in costs of goods sold is primarily attributable to the increase in revenue.
Gross profit totaled $45,780 for the six months ended June 30, 2022, as compared to $40,359 (as revised) for six months ended June 30, 2021, an increase of $5,421 (as revised), or 13% (as revised). As a percentage of revenue, gross profit for the six months ended June 30, 2022 and 2021, was 34% and 45% (as revised), respectively. Gross margin decreased primarily due to: (1) infrastructure and headcount investments in our wholesale business that continue to have a transitional impact as we scale; (2) slower than expected growth in our wholesale operations as other operators dedicate more shelf space to their own brands resulting in pricing compression; and (3) the sell through of inventory acquired in the Nature's Remedy, Apothecarium and NuLeaf acquisitions which had a fair value step-up of approximately $3,700. Gross margins were also impacted by the increased promotional activity at retail operations in Illinois, Massachusetts and Pennsylvania.
Operating Expenses
Operating expenses for the six months ended June 30, 2022 were $76,458, as compared to $48,268 for the six months ended June 30, 2021, an increase of $28,190, or 58%.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Salaries, wages and employee related expenses	$35,930	$24,401	$11,529	47%
Stock-based compensation expense	11,648	6,747	4,901	73%
Rent and related expenses	6,493	3,856	2,637	68%
Professional fees and legal expenses	5,509	2,898	2,611	90%
Depreciation and amortization expense	5,121	2,249	2,872	128%
Software and technology	3,494	1,199	2,295	191%
Marketing and selling	2,208	1,782	426	24%
Other G&A	1,980	1,137	843	74%
Travel, entertainment and conferences	1,682	868	814	94%
Insurance	1,362	1,462	(100)	(7)%
Acquisition and deal costs	1,302	1,109	193	17%
Administration and application fees	405	560	(155)	(28)%
Gain on contingent consideration	(676)	—	(676)	100%
Total operating expenses	$76,458	$48,268	$28,190	58%
The total increase in operating expenses is due to the increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions. The primary increases are from an increase in: salaries, wages, and employee related expenses as a result of the increase in the number of employees to support our ongoing growth and resulting from recent acquisitions; share-based compensation expense primarily due to recent stock options granted to new employees and management; professional fees and legal expenses, primarily due to our transition to GAAP reporting and costs associated with our registration with the SEC, which was completed in August 2022; and depreciation and amortization expense and rent and related expenses due to the additions of property, plant and equipment and finance lease right-of-use assets from acquisitions and investment in infrastructure as we continue to scale.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $21,063 for the six months ended June 30, 2022, as compared to $13,703 for the six months ended June 30, 2021, an increase of $7,360, or 54%. The increase in interest expense, net is due primarily to an increase in interest-bearing borrowings including finance leases and acquisition-related financing.
Fair Value Gains on Derivatives
Fair value gains on derivatives was $56,881 for the six months ended June 30, 2022, as compared to $11,741 for the six months ended June 30, 2021. Fair value gains on derivatives include the fair value changes relating to the derivative warrants liability. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives for the six months ended June 30, 2022 and 2021 were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $70 for the six months ended June 30, 2022, as compared to $3,864 for the six months ended June 30, 2021, a decrease of approximately $3,794, or 98%. Other, net for the six months ended June 30, 2021 primarily related to losses on redemptions of 10% senior notes (the “Senior Notes”) of $3,815, losses on legal settlements of $1,408, partially offset by gains on investments and investment income from mutual funds of $1,191, and other miscellaneous income of $168 .
Income Tax Expense
Total income tax expense was $12,761 for the six months ended June 30, 2022, as compared to $14,679 (as revised) for the six months ended June 30, 2021, a decrease of $1,918 (as revised), or 13% (as revised). The decrease in income tax expense is primarily due to a reduction of the increase in our uncertain tax position accrual for interest and penalties.
Net income (loss)
Net loss for the six months ended June 30, 2022 was $7,691 compared to $28,414 (as revised) for the six months ended June 30, 2021. The decrease in net loss was driven primarily by increased gross profit, higher fair value gain on derivatives, partially offset by increased general and administrative costs, mainly relating to salaries, wages and employee related expenses.
Non-GAAP Measures and Reconciliation
In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. We use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are EBITDA, Adjusted EBITDA and Adjusted Gross Profit (defined below). We believe that these non-GAAP financial measures reflect our ongoing business by excluding the effects of expenses that are not reflective of our operating business performance and allows for meaningful comparisons and analysis of trends in our business. These non-GAAP financial measures also facilitate comparing financial results across accounting periods and to those of peer companies. As there are no standardized methods of calculating these non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similar measures used by others, thus limiting their usefulness. Accordingly, these non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
EBITDA, Adjusted EBITDA and Adjusted Gross Profit

EBITDA, Adjusted EBITDA and Adjusted Gross Profit are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense and other one-time charges; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; and (vi) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures. Management defines Adjusted Gross Profit as gross profit, as reported, adjusted to exclude certain inventory-related adjustments and start-up costs (within cost of goods sold).

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)(1)(9)	$12,066	$2,636	$(7,691)	$(28,414)
Income tax expense(9)	7,710	6,368	12,761	14,679
Interest expense, net	10,947	6,868	21,063	13,703
Depreciation and amortization (2)	4,355	1,478	7,603	3,057
EBITDA (Non-GAAP)(9)	$35,078	$17,350	$33,736	$3,025
Non-cash share-based compensation and other one-time charges(3)(8)	4,800	4,573	11,959	8,626
Inventory-related adjustments(4)	436	—	4,178	—
Fair value changes in derivatives	(42,572)	(21,098)	(56,881)	(11,741)
Other (income) expense, net(5)	(1,096)	558	(716)	4,030
Start-up costs(6)(8)	991	1,199	3,706	2,491
Transaction costs(7)(8)	2,885	870	3,665	1,109
Adjusted EBITDA (Non-GAAP)(9)	$522	$3,452	$(353)	$7,540

(1)	Net income (loss) includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) non-cash share-based compensation expense for the period; and (ii) severance costs.
(4)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(5)	Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; and (iii) losses (gains) on investments and financial assets.
(6)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(7)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.
(8)	During the second quarter of 2021, we revised our methodology for calculating Adjusted EBITDA to also adjust for the effects of acquisition and deal costs, severance costs and start-up costs. We revised our methodology for calculating Adjusted EBITDA because we believe that the fluctuations caused in our operating results from these items are not reflective of our core performance, and that the revised methodology provides management and investors more useful information to evaluate the operations of our business. The prior period data for these items has been added to conform to current period presentation.
(9)	We revised the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021. The correction of errors for the three months ended June 30, 2021 resulted in a decrease in net income from $3,437 (as previously reported) to $2,636 (as revised), a decrease in income tax expense from $6,711 (as previously reported) to $6,368 (as revised), a decrease in EBITDA (Non-GAAP) from $18,494 (as previously reported) to $17,350 (as revised), and a decrease in Adjusted EBITDA (Non-GAAP) from $4,596 (as previously reported) to $3,452 (as revised). The correction of errors for the six months ended June 30, 2021 resulted in an increase in net loss from $27,613 (as previously reported) to $28,414 (as revised), a decrease in income tax expense from $15,022 (as previously reported) to $14,679 (as revised), a decrease in EBITDA (Non-GAAP) from $4,169 (as previously reported) to $3,025 (as revised), and a decrease in Adjusted EBITDA (Non-GAAP) from $8,684 (as previously reported) to $7,540 (as revised). Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Quarterly Financial Statements for further information.

Reconciliation Adjusted Gross Profit (Non- GAAP Measures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit(3)	$26,668	$21,618	$45,780	$40,359
Inventory-related adjustments(1)	436	—	4,178	—
Start-up costs (within COGS)(2)	734	605	2,664	1,072
Adjusted gross profit(3)	$27,838	$22,223	$52,622	$41,431

(1)
Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the potential impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.

(2)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(3)	We revised the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021. The correction of errors for the three months ended June 30, 2021 resulted in a decrease in gross profit from $22,762 (as previously reported) to $21,618 (as revised) and a decrease in adjusted gross profit from $23,367 (as previously reported) to $22,223 (as revised). The correction of errors for the six months ended June 30, 2021 resulted in a decrease in gross profit from $41,503 (as previously reported) to $40,359 (as revised) and a decrease in adjusted gross profit from $42,575 (as previously reported) to $41,431 (as revised). Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Quarterly Financial Statements for further information.
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash and cash equivalents of $43,186 as of June 30, 2022. The Company paid approximately $24,000 in capital expenditures during Q2 2022. For the balance of the year, we expect capital expenditures to be in the range of $15,000 to $25,000, prior to any potential tenant improvement reimbursements or financings, for a total of $55,000 to $65,000 for the full year 2022, subject to market conditions and regulatory changes. As of June 30, 2022, we had total current assets of $97,272, and total current liabilities of $156,576 . We therefore had net working capital deficit of $59,304.
The major components of our statements of cash flows for the six months ended June 30, 2022 and 2021, are as follows:

	Six Months Ended June 30,
	2022	2021
Net cash flows used in operating activities (1)	$(25,711)	$(13,137)
Net cash flows used in investing activities	(61,741)	(43,391)
Net cash flows provided by financing activities (1)	36,014	91,684
Effect of currency translation on cash	(238)	(132)
Net change in cash and cash equivalents	$(51,676)	$35,024
(1) We revised the interim condensed consolidated statement of cash flows for the six months ended June 30, 2022. The correction of errors resulted in a decrease in net cash flows used in operating activities from $27,738 (as previously reported) to $25,711 (as revised) and a decrease in net cash flows provided by financing activities from $38,041 (as previously reported) to $36,014 (as revised). The correction of errors did not have an impact on the net change in cash and cash equivalents and restricted cash, and earnings during the six months ended June 30, 2022. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Quarterly Financial Statements for further information.

Cash used in operations during the six months ended June 30, 2022 was $25,711 (as revised), as compared to $13,137 for the six months ended June 30, 2021. The increase in cash used in operations for the six months ended June 30, 2022 is due primarily to an increase in net loss after non-cash adjustments, partially offset by improved management of working capital.
Net cash used in investing activities totaled $61,741 for the six months ended June 30, 2022, as compared to $43,391 for the six months ended June 30, 2021. The net cash used in investing activities for the six months ended June 30, 2022 was comprised of: $40,917 for the purchases of property, plant and equipment for use in our operations; and $20,824 in payments for the acquisitions of Apothecarium and NuLeaf, net of cash acquired. The net cash used in investing activities for the six months ended June 30, 2021 was comprised of: $41,483 for the purchases of property, plant and equipment for use in our operations; $5,160 in payments for the acquisitions of Grover Beach and OSD, net of cash acquired; partially offset by $3,252 in proceeds from sales of investments.
Net cash provided by financing activities totaled $36,014 (as revised) for the six months ended June 30, 2022, as compared to $91,684 for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 was comprised of: $24,207 in net proceeds from the Acquisition Facility; $13,680 in proceeds from private placement equity offerings in January and February 2022; $751 in proceeds from the exercise of warrants and stock options; and $4,189 in proceeds from other debt, net of payments; partially offset by: $258 in principal redemption repayments on the Senior Notes; and $6,555 in net finance lease obligation payments. The net cash provided by financing activities for the six months ended June 30, 2021 was comprised of: $85,660 in proceeds from public equity offerings, net of issuance costs, in January and February 2021; $12,981 in proceeds from the exercise of warrants and stock options; $2,313 in proceeds from other debt; and $364 in net reimbursement of finance lease obligations; partially offset by: $8,134 in principal redemption repayments on the Senior Notes; and $1,500 in payments on acquisition-related promissory notes payable.
Liquidity
The Quarterly Financial Statements have been prepared assuming we will continue as a going concern. GAAP requires an entity to look forward 12 months from the date the financial statements are issued, (the “look-forward” period) when assessing whether the going concern assumption can be used. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.
As reflected in our Quarterly Financial Statements, we have incurred losses from operations for the six months ended June 30, 2022, have an accumulated deficit of $250,109 as of June 30, 2022, and have cash and cash equivalents of $43,186 as of June 30, 2022. As discussed in Note 9 - Debt of our Quarterly Financial Statements, the Senior Notes, which as of June 30, 2022 had an aggregate principal amount outstanding of $74,935, mature on January 15, 2023, and the Acquisition Facility, which as of June 30, 2022 had an outstanding balance of $65,000 (refer to Note 9 - Debt of our Quarterly Financial Statements) required us to maintain certain covenants which we may not have been in compliance with if the court accepted Jushi Europe’s petition for bankruptcy. Prior to the amendment with the lender of the Acquisition Facility, we were also projected to violate certain financial covenants. In April 2022, we entered into an amendment with the lender of the Acquisition Facility, which included a waiver related to Jushi Europe’s bankruptcy and a change to the terms of the Total Leverage Ratio, as defined in the Acquisition Facility agreement, and deferred the commencement date of leverage testing under the Acquisition Facility to the quarter ending March 31, 2023.
Additionally, the overall slowdown in the cannabis industry during 2022 has resulted in lower forecasted earnings for us during the look-forward period. The look-forward period also contemplates favorable regulatory changes in certain states in which we operate. If our operating results during the look-forward period is not in line with forecasted earnings, we may be at risk of not meeting our financial covenants under the Acquisition Facility, as amended.
These conditions raise substantial doubt regarding our ability to continue as a going concern during the look-forward period.

We are pursuing strategies to obtain the required additional funding primarily to fund the Senior Notes and future operations. These strategies may include, but are not limited to: (i) ongoing efforts with various lenders to refinance the Senior Notes, including the renegotiation of the financial covenants under the Acquisition Facility, as amended; (ii) deferral of certain expenditures, including capital projects, and reallocate funds for debt repayment, if the need arose; (iii) alternative sources of debt and equity financing, including secured borrowings and through a base shelf prospectus, which allows us to offer up to C$500,000 in securities in Canada through the end of 2023. However, there can be no assurance that we will be able to refinance the Senior Notes, renegotiate the financial covenants under the Acquisition Facility, as amended, generate positive results from operations, or obtain additional liquidity when needed or under acceptable terms, if at all.
Refer to Note 9 - Debt of our Quarterly Financial Statements for additional information on our debt instruments and related covenants.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2022, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. For our contractual obligations, refer to Note 9 - Debt, Note 10 - Lease Obligations, and Note 20 - Commitments and Contingencies of our Quarterly Financial Statements.
Cybersecurity Attack - Phishing Incident
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Our data and information technology systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. Cybersecurity vulnerability was previously identified as a material weakness, see Item 4. Controls and Procedures for additional information. In late September 2022, we were subject to a cybersecurity attack, which we believe was a phishing attack, that resulted in the transfer of approximately $500. Although we are currently investigating the matter and intend on using all avenues possible to recover some or all of the misappropriated funds, the number and complexity of these threats continue to increase over time and they may occur in the future. See – Part II, Item 1A. Risk Factors, “We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk disclosures as set forth in the “Quantitative and Qualitative Disclosures About Market Risk” section of our S-1.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2022 as a result of the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended on August 8, 2022, and declared effective by the SEC on August 12, 2022, management identified the following material weaknesses in our internal control over financial reporting: (i) insufficient accounting resources, inadequate level of precision in the performance of review controls, or ineffective communication as it relates to: financial reporting, due to the restatement of statement of cash flows; accounting and valuation for complex financial instruments, inventory, property plant and equipment (“PPE”), accruals and accounting for impairment and business combinations; (ii) insufficient information technology general controls, as it relates to user access controls, change management, passwords, access controls reviews, backup and cybersecurity vulnerability.
On June 24, 2022, the Company filed amended condensed consolidated financial statements for the three months ended March 31, 2022, which were prepared in accordance with International Financial Reporting Standards, with the applicable Canadian securities regulatory authorities to correct its diluted earnings per share calculation for the three months ended March 31, 2022. As a result, management identified a material weakness related to the preparation and review of the Company’s diluted earnings per share, specifically as it relates to the treatment of the dilutive effect of the Company’s outstanding liability-classified warrants.
In addition, as reported by the Company on its Current Report on Form 8-K filed with the SEC on August 29, 2022, the Company reported errors in its previously issued unaudited interim condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. as of and for the three months ended March 31, 2022, which were included in the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on August 8, 2022, and such financial statements should not be relied upon. The errors were related to the understatement of certain non-current assets and associated accruals in the Company’s previously issued unaudited condensed balance sheet as of March 31, 2022, and the understatement of net cash flows used in operating activities, the overstatement of net cash flows used in investing activities, and the understatement of net cash flows provided by financing activities in its unaudited interim condensed consolidated statement of cash flows for the three months ended March 31, 2022. The Company filed a Current Report on Form 8-K with the SEC on September 12, 2022 to furnish the restated condensed consolidated financial statements for the three months ended March 31, 2022, which was filed with the applicable Canadian securities regulatory authorities on September 9, 2022 and may be accessed at www.sedar.com. As previously disclosed and in light of the errors described above, material weaknesses existed in the Company’s internal control over the statement of cash flows, and PPE, including rights of use assets - finance leases, and related accounts payable and accruals. Specific to PPE, including rights of use assets - finance leases, and the related accounts payable and accruals, the Company does not maintain sufficient controls to ensure sufficient cut-off procedures to ensure purchased assets and services are captured in the proper period.
Subsequent to the filing of the Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022, which were not previously reviewed by the Company’s auditors, with the applicable Canadian securities regulatory authorities on August 29, 2022 in accordance with applicable Canadian securities laws and may be accessed at www.sedar.com, management identified errors impacting the statement of cash flows and cost of goods sold. These errors were corrected in the unaudited interim condensed consolidated financial statements as of June 30, 2022 located elsewhere in this Form 10Q; refer to Correction of Errors in Previously Issued Financial Statements in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, for more details. As previously disclosed and in light of these errors, material weaknesses existed in the Company’s internal control over the statement of cash flows and inadequate review controls over inventory. Additionally, management determined that the Company also have material weaknesses in its (i) financial close process relating to cash reconciliation resulting from identified unadjusted differences as of June 30, 2022, (ii) accounts payable process relating to vendor setup and maintenance resulting from the Company’s preliminary finding of a phishing attack in late September 2022, and (iii) lack of management review controls.

Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, management, with the oversight of the Audit Committee, is in the process of finalizing remediation plans, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. Since identifying the material weaknesses described above, the Company will continue to and has added resources who have extensive relevant experience in accounting, financial reporting, and the related internal controls.
Changes in Internal Control over Financial Reporting
Other than as discussed above with respect to the newly-identified material weaknesses and ongoing remediation efforts for those and the previously-identified material weaknesses, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Claims and Litigation in Note 20 - Commitments and Contingencies in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended and declared effective by the SEC on August 12, 2022 (including that the impact of the COVID-19 pandemic may also exacerbate the risks discussed therein), herein and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Quarterly Report on Form 10-Q and the other reports and materials the Company files with the SEC. Other than set forth herein, there have been no material changes from the risk factors previously disclosed:
We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
Our data and information technology systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including phishing attacks or malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our customers’ data. Additionally, our vendors and any third-party service providers we use who process information on our behalf may cause security breaches for which we are responsible or suffer losses.
For instance, on September 23, 2022, we became aware that we were subject to what we believe was a phishing attack that resulted in the transfer of approximately $500. While we are investigating the matter and intend on using all avenues possible to recover some or all of the misappropriated funds, such losses in the future could have a material adverse effect on our business operations, cash flows and financial condition.
Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our partners and customers, result in disruption or interruption to our business operations, and subject us to significant liability and expense, which would harm our business, operating results, and financial condition.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
In connection with the audit of our financial statements as of and for the years ended December 31, 2021 and 2020 and in the process of preparing our financial statements as of and for the three months ended March 31, 2022, the following material weaknesses in our internal control over financial reporting were identified: (i) insufficient accounting resources, inadequate level of precision in the performance of review controls, or ineffective communication as it relates to: financial reporting, due to the restatement of statement of cash flows; accounting and valuation for complex financial instruments, inventory, property plant and equipment (“PPE”), including rights of use assets - finance leases, accruals and accounting for impairment and business combinations; (ii) insufficient information technology general controls, as it relates to user access controls, change management, passwords, access controls reviews, backup and cybersecurity vulnerability.
Subsequently, management identified additional material weaknesses related to (i) the preparation and review of the Company’s diluted earnings per share, specifically as it relates to the treatment of the dilutive effect of the Company’s outstanding liability-classified warrants; (ii) financial close process relating to cash reconciliation resulting from identified unadjusted differences as of June 30, 2022; (iii) accounts payable process relating to vendor setup and maintenance resulting from the Company’s preliminary finding of a phishing attack in late September 2022; and (iv) lack of management review controls. See - Part I, Item 4. Controls and Procedures, located elsewhere in this Quarterly Report on Form 10-Q.
Our management, with the oversight of the Audit Committee, is in the process of developing a remediation plan. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports, which may adversely affect investor confidence in us and, as a result, our share price.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On April 6, 2022, we issued 4,662,384 Subordinate Voting Shares in connection with the acquisition of NuLeaf.
Use of Proceeds
In connection with our S-1 and as set forth in the section captioned “Use of Proceeds”, we did not receive any of the proceeds from the sale of the Subordinate Voting Shares by the selling shareholders.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Appointment of Certain Officers

Effective August 29, 2022, the Company appointed Tobi Lebowitz as Chief Legal Officer and Corporate Secretary. A copy of the Promotion Letter is filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 6. Exhibits

10.1	Tobi Lebowitz Promotion Letter August 29, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: September 26, 2022	By:	/s/ James Cacioppo
James Cacioppo
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: September 26, 2022	By:	/s/ Louis Jon Barack
Louis Jon Barack
President and Interim Chief Financial Officer (principal financial officer)