Form 10-Q
period 2022-09-30
Jushi Holdings Inc.
filed 2022-11-21
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 17, 2022, the registrant had 195,776,372 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this document that address activities, events or developments that Jushi expect or anticipate will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy, competitive strengths, goals, expansion and growth of Jushi’s business, operations and plans, including new revenue streams, the completion of contemplated acquisitions by Jushi of additional assets, the integration and benefits of recently acquired businesses or assets, roll out of new operations, the implementation by Jushi of certain product lines, implementation of certain research and development, the application for additional licenses and the grant of licenses that will be or have been applied for, the expansion or construction of certain facilities, the expansion into additional U.S. and international markets, any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which Jushi operates; expectations for other economic, business, regulatory and/or competitive factors related to Jushi or the cannabis industry generally; and other events or conditions that may occur in the future.
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

Although Jushi has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward‐looking information and statements. Forward‐looking information and statements are provided and made as of the date of this Quarterly Report on Form 10-Q and Jushi does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,063	$94,962
Accounts receivable, net	3,375	3,200
Inventories, net	42,075	43,319
Prepaid expenses and other current assets	4,355	12,875
Total current assets	$80,868	$154,356
NON-CURRENT ASSETS:
Property, plant and equipment, net	$181,134	$137,280
Right-of use assets - finance leases	114,528	94,008
Other intangible assets, net	178,223	192,466
Goodwill	81,562	45,828
Other non-current assets	28,146	27,586
Non-current restricted cash	950	525
Total non-current assets	$584,543	$497,693
Total assets	$665,411	$652,049

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,062	$10,539
Accrued expenses and other current liabilities	44,102	47,972
Income tax payable	15,808	6,614
Debt, net - current portion (including related party principal amounts of $3,476 as of September 30, 2022 and $3,384 as of December 31, 2021)	137,967	6,181
Finance lease obligations - current	12,735	12,620
Total current liabilities	$228,674	$83,926
NON-CURRENT LIABILITIES:
Non-current debt, net (including related party principal amounts of $0 as of September 30, 2022 and $1,194 as of December 31, 2021)	$61,932	$122,971
Finance lease obligations - non-current	98,089	88,297
Operating lease liabilities - non-current	15,637	15,163
Derivative liabilities	19,801	92,435
Income tax liabilities - non-current	62,402	60,051
Contingent consideration liabilities - non-current	1,418	8,223
Total non-current liabilities	$259,279	$387,140
Total liabilities	$487,953	$471,066
COMMITMENTS AND CONTINGENCIES (Note 21)
EQUITY:
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 195,769,605 and 182,707,359 Subordinate Voting Shares as of September 30, 2022 and December 31, 2021, respectively	$—	$—
Paid-in capital	483,650	424,788
Accumulated deficit	(304,805)	(242,418)
Total Jushi shareholders' equity	$178,845	$182,370
Non-controlling interests	(1,387)	(1,387)
Total equity	$177,458	$180,983
Total liabilities and equity	$665,411	$652,049
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE, NET	$72,817	$53,981	$207,462	$143,400
COST OF GOODS SOLD	(45,075)	(30,657)	(133,940)	(79,717)
GROSS PROFIT	$27,742	$23,324	$73,522	$63,683

OPERATING EXPENSES
Selling, general and administrative	$40,590	$25,147	$117,048	$73,415
Indefinite-lived asset impairment	37,600	—	37,600	—
Total operating expenses	$78,190	$25,147	$154,648	$73,415

LOSS FROM OPERATIONS	$(50,448)	$(1,823)	$(81,126)	$(9,732)

OTHER (EXPENSE) INCOME:
Interest expense, net	$(13,111)	$(7,442)	$(34,174)	$(21,145)
Fair value gains on derivatives	6,352	55,059	63,233	66,800
Other, net	(291)	221	(361)	(3,643)
Total other (expense) income, net	$(7,050)	$47,838	$28,698	$42,012

(LOSS) INCOME BEFORE INCOME TAX	$(57,498)	$46,015	$(52,428)	$32,280
Income tax benefit (expense)	2,802	(6,333)	(9,959)	(21,012)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(54,696)	$39,682	$(62,387)	$11,268
Less: net loss attributable to non-controlling interests	—	(62)	—	(427)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(54,696)	$39,744	$(62,387)	$11,695
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.28)	$0.23	$(0.33)	$0.07
Weighted average shares outstanding - basic	192,880,468	168,801,193	189,119,282	163,345,527
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.30)	$(0.08)	$(0.61)	$(0.28)
Weighted average shares outstanding - diluted	203,169,931	199,281,152	205,695,590	195,942,078
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2022	—	—	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	—	—	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	—	—	527,704	1,594	—	1,594	—	1,594
Shares issued for restricted stock grants	—	—	5,952	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	2,676,303	9,693	—	9,693	—	9,693
Shares issued upon exercise of stock options	—	—	93,915	—	—	—	—	—
Share-based compensation	—	—	—	6,964	—	6,964	—	6,964
Net loss	—	—	—	—	(19,757)	(19,757)	—	(19,757)
Balances - March 31, 2022	—	—	189,728,625	$456,719	$(262,175)	$194,544	$(1,387)	$193,157
Shares issued for NuLeaf acquisition	—	—	4,662,384	13,573	—	13,573	—	13,573
Shares issued for service received	—	—	101,082	294	—	294	—	294
Shares issued upon exercise of warrants	—	—	167,560	322	—	322	—	322
Shares issued upon exercise of stock options	—	—	1,294	—	—	—	—	—
Shares canceled upon forfeiture of non-vested restricted stock	—	—	(7,813)	—	—	—	—	—
Share-based compensation	—	—	—	4,684	—	4,684	—	4,684
Net income	—	—	—	—	12,066	12,066	—	12,066
Balances - June 30, 2022	—	—	194,653,132	$475,592	$(250,109)	$225,483	$(1,387)	$224,096
Shares issued for settlement of NuLeaf contingent consideration	—	—	888,880	1,529	—	1,529	—	1,529
Shares issued for service received	—	—	13,334	23	—	23	—	23
Shares issued for restricted stock grants	—	—	81,000	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	332,738	564	—	564	—	564
Shares issued upon exercise of stock options	—	—	20,000	26	—	26	—	26
Shares canceled upon forfeiture of non-vested restricted stock	—	—	(219,479)	—	—	—	—	—
Collection of note receivable from employee shareholder	—	—	—	450	—	450	—	450
Share-based compensation	—	—	—	5,466	—	5,466	—	5,466
Net loss	—	—	—	—	(54,696)	(54,696)	—	$(54,696)
Balances - September 30, 2022	—	—	195,769,605	$483,650	$(304,805)	$178,845	$(1,387)	$177,458
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2021	149,000	4,000,000	132,396,064	$262,145	$(262,669)	$(524)	$2,947	$2,423
Public offerings	—	—	13,685,000	85,660	—	85,660	—	85,660
Purchase of non-controlling interests	—	—	500,000	1,562	—	1,562	(1,562)	—
Shares issued for Grover Beach acquisition	—	—	49,348	368	—	368	—	368
Shares issued upon exercise of warrants	—	—	3,898,180	13,135	—	13,135	—	13,135
Shares issued upon exercise of stock options	—	—	15,000	30	—	30	—	30
Share-based compensation	—	—	—	4,013	—	4,013	—	4,013
Net loss	—	—	—	—	(30,876)	(30,876)	(175)	(31,051)
Balances - March 31, 2021	149,000	4,000,000	150,543,592	$366,913	$(293,545)	$73,368	$1,210	$74,578
Shares issued for restricted stock grants	—	—	34,815	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	1,476,869	3,144	—	3,144	—	3,144
Shares issued upon exercise of stock options	—	—	14,173	20	—	20	—	20
Share-based compensation	—	—	—	2,733	—	2,733	—	2,733
Net income (loss)	—	—	—	—	2,826	2,826	(190)	2,636
Balances - June 30, 2021	149,000	4,000,000	152,069,449	$372,810	$(290,719)	$82,091	$1,020	$83,111
Conversion of Super Voting Shares and Multiple Voting Shares	(149,000)	(4,000,000)	18,900,000	—	—	—	—	—
Acquisition of Nature’s Remedy	—	—	8,700,000	35,670	—	35,670	—	35,670
Shares issued upon exercise of warrants	—	—	2,437,974	5,189	—	5,189	—	5,189
Shares issued upon exercise of stock options	—	—	96,851	62	—	62	—	62
Share-based compensation	—	—	—	2,234	—	2,234		2,234
Net income (loss)	—	—	—	—	39,744	39,744	(62)	39,682
Balances - September 30, 2021	—	—	182,204,274	$415,965	$(250,975)	$164,990	$958	$165,948
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(62,387)	$11,268
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including amounts in cost of goods sold	15,663	5,285
Share-based compensation	17,114	8,981
Fair value changes in derivatives	(63,233)	(66,800)
Non-cash interest expense, including amortization of deferred financing costs	15,599	11,593
Deferred income taxes	(13,155)	(6,571)
Loss on debt modification/extinguishment/redemption	—	3,815
Indefinite-lived asset impairment	37,600	—
Other non-cash items, net	1,890	(1,535)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(69)	(812)
Inventory	8,843	(16,202)
Prepaid expenses and other current assets	1,657	(435)
Other assets	966	601
Accounts payable, accrued expenses and other current liabilities	13,313	27,032
Net cash flows used in operating activities	$(26,199)	$(23,780)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	$(20,892)	$(47,308)
Payments for settlement of contingent consideration liability	(3,000)	—
Payments for property, plant and equipment	(49,230)	(55,285)
Proceeds from investments and financial asset	—	3,252
Net cash flows used in investing activities	$(73,122)	$(99,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	$13,680	$85,660
Proceeds from exercise of warrants and options	1,248	16,438
Collection of note receivable from employee shareholder	450	—
Proceeds from acquisition facility, net of financing costs of $793	24,207	—
Redemptions of senior notes (including related party redemptions of $8 and $3,072 for nine months ended September 30, 2022 and 2021, respectively)	(258)	(8,134)
Payments of acquisition promissory notes	—	(1,689)
(Payments of) proceeds from finance leases, net of tenant allowance of $10,065 and $15,146 for the nine months ended September 30, 2022 and 2021, respectively	(7,948)	(3,343)
Proceeds from other debt	5,233	3,160
Repayments of other debt	(532)	(298)
Net cash flows provided by financing activities	$36,080	$91,794
Effect of currency translation on cash and cash equivalents	(233)	42
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(63,474)	$(31,285)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	95,487	85,857
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$32,013	$54,572

JUSHI HOLDINGS INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$19,793	$10,445
Cash paid for income taxes	$11,205	$6,082
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$11,173	$4,640
Right of use assets from finance lease liabilities (excluding from acquisitions), net of tenant allowance receivable of $0 and $6,701 for the nine months ended September 30, 2022 and 2021, respectively	$2,960	$46,142
Debt and equity issued for services received	$702	$—
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. As of September 30, 2022, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in Illinois, Pennsylvania, Virginia, Massachusetts, Nevada, California and Ohio. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, U.S.A., and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH", and trades on the United States Over the Counter Stock Market (“OTCQX”) under the symbol JUSHF. The Company’s Registration Statement on Form S-1, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended on August 8, 2022, was declared effective by the SEC on August 12, 2022 (the “S-1”).

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements present the consolidated financial position and operations of Jushi Holdings Inc. and its subsidiaries and entities over which the Company has control, in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which are included in the Company’s S-1, and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on November 21, 2022. Consolidated balance sheet information as of December 31, 2021 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021.
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
As reflected in these unaudited interim condensed consolidated financial statements, the Company has incurred losses from operations for the nine months ended September 30, 2022, and has an accumulated deficit of $304,805 as of September 30, 2022. As discussed in Note 10 - Debt, the Company’s 10% senior notes (the “Senior Notes”), which as of September 30, 2022 had an aggregate principal amount outstanding of $74,935, mature on January 15, 2023, and the Acquisition Facility, which as of September 30, 2022 had an outstanding balance of $65,000 (refer to Note 10 - Debt), required the Company to maintain certain covenants which the Company may not have been in compliance with if the

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Swiss courts accepted Jushi Europe’s petition for bankruptcy (refer to Note 16 - Non-Controlling Interests). Prior to the amendment with the lender of the Acquisition Facility, the Company was also projected to violate certain financial covenants. In April 2022, the Company entered into an amendment with the lender of the Acquisition Facility, which included a waiver related to Jushi Europe’s bankruptcy and a change to the terms of the Total Leverage Ratio, as defined in the Acquisition Facility agreement, and deferred the commencement date of leverage testing under the Acquisition Facility to the quarter ending March 31, 2023. Additionally, the overall slowdown in the cannabis industry during 2022 has resulted in lower forecasted earnings for the Company during the look-forward period. The look-forward period also contemplates favorable regulatory changes in certain states in which the Company operates. The Company is at risk of not meeting its forecasted earnings and as a result may not be in compliance with certain financial covenants under the Acquisition Facility, as amended, during the look-forward period. As a result, the Company has classified the outstanding balance of $65,000 under the Acquisition Facility as of September 30, 2022 as a current liability. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern during the look-forward period.
The Company is pursuing strategies to obtain the required additional funding primarily to fund the Senior Notes and future operations. These strategies may include, but are not limited to: (i) ongoing efforts with various lenders to refinance the Senior Notes (refer to Note 23 - Subsequent Events for updates on the refinancing); (ii) renegotiating the financial covenants contained in the Acquisition Facility, including the removal of the Total Leverage Ratio requirement; (iii) deferral of certain expenditures, including capital projects, and reallocation of funds for debt repayment, if the need arises; and (iv) obtaining alternative sources of financing, including debt financing through secured borrowings and equity financing through a base shelf prospectus, which allows the Company to offer up to C$500,000 in securities in Canada through the end of 2023. However, there can be no assurance that the Company will be able to refinance the Senior Notes, renegotiate the financial covenants under the Acquisition Facility, as amended, generate positive results from operations, or obtain additional liquidity when needed or under acceptable terms, if at all.
Correction of Errors in Previously Issued Financial Statements
In November 2022, the Company identified an error in the appraised value of the business licenses acquired in connection with the acquisition of Nature’s Remedy in September 2021, which was used in the purchase price allocation (Refer to Note 7 - Acquisitions for additional information). The appraised value of the business licenses was determined with the assistance of a third-party valuation firm, which used an incorrect input in the valuation model. The impact of the error was a $10,000 understatement of indefinite-lived intangible assets - license, a $7,092 overstatement of goodwill, and a $2,908 understatement of income tax liabilities – non-current on the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022, and unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022.
The Company revised its condensed consolidated balance sheet as of December 31, 2021, March 31, 2022 and June 30, 2022 as summarized in the table below:

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

	December 31, 2021		March 31, 2022 (unaudited)		June 30, 2022 (unaudited)
	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised
Other intangible assets, net	$182,466	$192,466	$189,931	$199,931	$206,742	$216,742
Goodwill	$52,920	$45,828	$61,392	$54,300	$88,654	$81,562
Total non-current assets	$494,785	$497,693	$534,011	$536,919	$610,586	$613,494
Total assets	$649,141	$652,049	$656,644	$659,552	$707,858	$710,766
Income tax liabilities - non-current	$57,143	$60,051	$58,372	$61,280	$68,193	$71,101
Total non-current liabilities	$384,232	$387,140	$315,148	$318,056	$327,186	$330,094
Total liabilities	$468,158	$471,066	$463,487	$466,395	$483,762	$486,670
Total liabilities and equity	$649,141	$652,049	$656,644	$659,552	$707,858	$710,766

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which is included in the Company’s S-1, and was also filed on SEDAR. There have been no material changes to the Company’s significant accounting policies.
COVID-19
During the three and nine months ended September 30, 2022, the Company’s financial condition and results of operations were not materially impacted by COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including possible future outbreaks of new strains of the virus and governmental and consumer responses to such future developments.
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
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The FASB issued guidance eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022 with early adoption permitted, as amended by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2021-03, Intangibles—Goodwill and Other (Topic 350).

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The Company early adopted ASU 2017-04 in 2022. See Note 8 - Goodwill and Other Intangible Assets for additional information.
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
Accounting Standards Issued But Not Yet Adopted
In June 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

3. REVENUE
The Company has three revenue streams: (i) cannabis retail, (ii) cannabis wholesale and (iii) other. The Company’s retail revenues are comprised of cannabis operations for medical and adult-use dispensaries. The Company’s wholesale revenues are comprised of cannabis cultivation, processing, production and distribution of cannabis for medical and adult-use. The Company’s other operations primarily include the Company’s hemp/cannabidiol (“CBD”) retail operations. Any intercompany revenue and any costs between entities are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail cannabis	$67,038	$50,681	$192,268	$135,155
Wholesale cannabis	5,769	3,185	15,085	7,934
Other	10	115	109	311
Total revenue, net	$72,817	$53,981	$207,462	$143,400

4. INVENTORIES
The components of inventories, net, are as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Cannabis plants	$3,240	$6,347
Harvested cannabis and packaging	11,948	5,180
Total raw materials	$15,188	$11,527
Work in process	9,468	8,756
Finished goods	17,419	23,036
Total inventories, net	$42,075	$43,319

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Prepaid expenses and deposits	$3,720	$3,837
Landlord receivables for reimbursement of certain expenditures	—	7,357
Other current assets	635	1,681
Total prepaid expenses and other current assets	$4,355	$12,875

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (PPE) are as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Buildings and building components	$75,883	$49,697
Land	14,167	12,380
Leasehold improvements	39,049	24,042
Machinery and equipment	21,492	12,656
Computer equipment	3,025	2,221
Furniture and fixtures	14,965	8,000
Construction-in-process	30,919	35,625
Total property, plant and equipment - gross	$199,500	$144,621
Less: Accumulated depreciation	(18,366)	(7,341)
Total property, plant and equipment - net	$181,134	$137,280
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Total depreciation, including depreciation from assets held under finance leases (which are reflected separately in the consolidated balance sheets), was $6,321 and $2,409 for the three months ended September 30, 2022 and 2021, respectively, and $15,025 and $5,313 for the nine months ended September 30, 2022 and 2021, respectively.
Interest expense capitalized to PPE totaled $124 and $222 for the three months ended September 30, 2022 and 2021, respectively, and $2,171 and $461 for the nine months ended September 30, 2022 and 2021, respectively.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

7. ACQUISITIONS
2022 Business Combinations
The Company had the following acquisitions during the nine months ended September 30, 2022: (i) Apothecarium; and (ii) NuLeaf (each as defined below). The following table summarizes the preliminary purchase price allocations as of their respective acquisition dates:

	NuLeaf	Apothecarium	Total
Assets Acquired:
Cash and cash equivalents	$618	$25	$643
Prepaids and other assets	273	32	305
Accounts receivable, net	39	—	39
Inventory	5,791	699	6,490
Indemnification assets (1)	4,145	—	4,145
Property, plant and equipment	5,513	498	6,011
Right-of-use assets - finance lease	4,598	2,553	7,151
Right-of-use assets - operating lease	1,067	—	1,067
Intangible assets (2)	17,440	8,200	25,640
Deposits	110	301	411
Total assets acquired	$39,594	$12,308	$51,902

Liabilities Assumed:
Accounts payable and accrued liabilities	$604	$502	$1,106
Finance lease obligations	4,598	2,544	7,142
Operating lease obligations	1,067	—	1,067
Deferred tax liabilities	10,247	2,601	12,848
Total liabilities assumed	$16,516	$5,647	$22,163

Net assets acquired	$23,078	$6,661	$29,739
Goodwill (3)	27,262	8,472	35,734
Total	$50,340	$15,133	$65,473

Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$14,918	$6,617	$21,535
Consideration payable in cash (customary hold back liability)	1,000	—	1,000
Consideration paid in promissory notes (fair value) (4)	12,860	6,922	19,782
Consideration paid in shares	13,573	1,594	15,167
Contingent consideration	7,989	—	7,989
Fair value of consideration	$50,340	$15,133	$65,473
(1)As part of the NuLeaf acquisition agreement, the sellers contractually agreed to indemnify the Company for certain amounts that may become payable, including for taxes that relate to periods prior to the date of acquisition. Accordingly, the Company recorded indemnification assets and corresponding estimated accrued tax liabilities, at fair value, for a total of $4,145 as of the date of the acquisition. Subsequent changes in the amounts recognized for the indemnification assets may occur in relation to the provision for the corresponding tax liabilities, according to changes in the range of outcomes or the assumptions used to develop the estimates of the liabilities at the time of the acquisition

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
(2)Included licenses acquired of $14,700 and $8,200 for NuLeaf and Apothecarium, respectively, which have indefinite useful lives. The estimated fair values of the licenses were determined using the multi-period excess earnings method under the income approach based on projections extended to 2036.
(3)The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.
(4)Refer to “Acquisition-Related Promissory Notes” in Note 10 - Debt for details on the seller notes.
NuLeaf
In April 2022, the Company closed on the acquisition of 100% of NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”). The Company paid upfront consideration comprised of $14,918 in cash, subject to working capital adjustments, 4,662,384 SVS (with an acquisition date fair value of $2.91 per SVS), and an unsecured five-year note with a face value of $15,750. Additionally, cash consideration of $1,000 was subjected to customary holdbacks at closing. The Company was required to pay an additional $10,000 ($3,000 in cash, $3,000 as an addition to the five-year note and the balance in shares) contingent on the opening of a third retail dispensary. In June 2022, the Company opened the third retail dispensary, and in July 2022, the Company paid $3,000 in cash, amended the five-year note for an additional face value of $3,000 (discounted value of $2,657), and issued 888,880 SVS (aggregate value of $1,529) with a to settle the contingent consideration liability.
Apothecarium
In March 2022, the Company closed on the acquisition of 100% of the equity interest of an entity operating an adult-use and medical retail dispensary under the name, “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”), for upfront consideration comprised of $6,617 in cash, net of working capital adjustments, 527,704 SVS (with a grant date fair value of $3.02 each), and an unsecured five-year note with a face value of $9,853. Refer to Note 10 - Debt for details on the seller notes. The Apothecarium acquisition, together with the prior acquisition of Franklin Bioscience NV, LLC, a holder of medical and adult-use cannabis cultivation, processing, and distribution licenses, enabled the Company to become vertically integrated in Nevada, as well as provide significant branding exposure for Jushi’s high-quality product lines.
Preliminary Purchase Price Allocations for 2022 Business Combinations
The consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions and remain preliminary as of September 30, 2022. These estimated fair values involve significant judgement and estimates. The primary area of judgement involves the valuation of the business licenses acquired, which requires management to estimate value based on future cash flows from these assets. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to: licenses acquired, inventories, property, plant and equipment, leases, contingent consideration, promissory notes, deferred tax liabilities, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
Business Combinations - Acquisition and Deal Costs
For the three and nine months ended September 30, 2022, acquisition and deal costs relating to Apothecarium and NuLeaf totaled $0 and $1,184, respectively, and are included within operating expenses in the consolidated statements of operations and comprehensive income (loss). The remaining acquisition and deal costs included in operating expenses were incurred either for acquisitions not completed or not expected to be completed.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
2021 Business Combinations and Asset Acquisitions
The Company had the following acquisitions during the year ended December 31, 2021: (i) Nature’s Remedy; (ii) OSD; (iii) OhiGrow; and (iv) Grover Beach (each as defined below). The following table summarizes the purchase price allocations as of their respective acquisition dates:

	Business Combinations		Asset Acquisitions
	Nature’s Remedy	OSD	OhiGrow	Grover Beach	Total
Assets Acquired:
Cash and cash equivalents	$3,195	$259	$—	$—	$3,454
Prepaids	325	53	—	—	378
Accounts receivable, net	263	—	—	—	263
Inventory	15,882	184	—	—	16,066
Indemnification assets (1)	1,322	1,411	—	—	2,733
Property, plant and equipment	19,470	—	3,165	269	22,904
Right-of-use assets - finance leases	27,305	—	—	2,050	29,355
Right-of-use assets - operating leases	1,337	1,859	—	—	3,196
Intangible assets - license (2)(4)	56,000	2,160	1,817	3,654	63,631
Intangible assets - tradenames (2)	4,400	—	—	—	4,400
Intangible assets - customer database (2)	2,100	—	—	—	2,100
Deposits	20	6	—	19	45
Total assets acquired (3)(4)	$131,619	$5,932	$4,982	$5,992	$148,525

Liabilities Assumed:
Accounts payable and accrued liabilities	$7,004	$1,601	$—	$—	$8,605
Finance lease obligations	27,052	—	—	2,032	29,084
Operating lease obligations	1,267	1,859	—	—	3,126
Deferred tax liabilities (4)	22,784	648	—	—	23,432
Total liabilities assumed (3)(4)	$58,107	$4,108	$—	$2,032	$64,247

Net assets acquired (3)(4)	$73,512	$1,824	$4,982	$3,960	$84,278
Goodwill (3)(4)	26,086	2,432	—	—	28,518
Total	$99,598	$4,256	$4,982	$3,960	$112,796
Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$40,360	$1,827	$4,949	$3,592	$50,728
Consideration paid in promissory notes (fair value) (3)	15,345	2,429	—	—	17,774
Consideration paid in shares	35,670	—	—	368	36,038
Contingent consideration	8,223	—	—	—	8,223
Capitalized costs	—	—	33	—	33
Fair value of consideration (3)	$99,598	$4,256	$4,982	$3,960	$112,796
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
(3) These amounts include certain measurement period adjustments made during the fourth quarter of 2021, and the adjustments were as follows: (i) a decrease in total assets acquired of $12,020; (ii) a decrease in total liabilities assumed of $5,248, (iii) a decrease in total net assets acquired of $6,772, (iv) an increase in goodwill of $6,405, and (v) a decrease in fair value of consideration of $367.
(4) The amounts for the Nature’s Remedy and Total columns reflect the revised amounts in connection with the correction of errors disclosed in Correction of Errors in Previously Issued Financial Statements in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. Specifically, intangible assets - license increased by $10,000, goodwill decreased by $7,092, and deferred tax liabilities increased by $2,908.
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
Nature’s Remedy is a vertically integrated single state operator in Massachusetts and currently operates two retail dispensaries, in Millbury, Massachusetts and Tyngsborough, Massachusetts, and a 50,000 sq. ft. cultivation and production facility in Lakeville, Massachusetts. The goodwill is not tax deductible.
The Company also agreed to issue a $5,000 increase to the principal balance of the three-year note and up to an additional $5,000 in Company SVS upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor opens a competing dispensary within a certain radius of the Company’s dispensary in the Town of Tyngsborough, Massachusetts during the first 12 months following the acquisition (The “First Milestone Period”) or during the 18 months following the end of the First Milestone Period. As of the date of acquisition, the Company recognized a contingent consideration liability of $8,223, a Level 3 measurement amount, which was based on the weighted-average probability of the potential outcomes. The estimated range of such additional consideration is between $0 and $10,800 (which also includes the interest on the additional principal for the three-year note). Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred for the business combination. Contingent consideration that is classified as a liability is remeasured at subsequent reporting dates with the corresponding gain or loss being recognized in Other, net in the consolidated statements of operations and comprehensive income (loss).
In September 2022, the First Milestone Period was achieved, and therefore the three-year note was amended for an additional face value of $5,000 (discounted value of $4,708) to partially settle the contingent consideration liability. As of September 30, 2022, the remaining contingent consideration liability of $4,671 relates to the 18 months following the end of the First Milestone Period. The Company utilized the cash flows associated with the weighted-average probability of the potential outcomes to determine the potential cash outflows that are short-term vs. long-term. As a result, as of September 30, 2022, the Company classified $3,253 as a short-term contingent consideration liability and $1,418 as a long-term contingent consideration liability.
OSD
On April 30, 2021, the Company acquired 100% of the equity of Organic Solutions of the Desert, LLC (“OSD”), an operating dispensary located in Palm Springs, California, for consideration comprised of cash, as adjusted for working capital adjustments, and $3,100 principal amount of promissory notes. Refer to “Promissory Notes Payable” in Note 10 - Debt for details on the seller notes. The goodwill is not tax deductible.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

2021 Asset Acquisitions
The Company determined that the OhiGrow and Grover Beach (each as defined below) acquisitions described below did not qualify as business combinations because, for OhiGrow, the assets acquired did not constitute a business, and for Grover Beach, under the concentration test, substantially all of the fair value of the acquisition is concentrated in a single identifiable asset – the license.
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
Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
The following table summarizes consolidated pro forma revenue and consolidated pro forma net income (loss) as if the business combinations had occurred at the beginning of the year prior to their actual acquisition for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$72,817	$73,595	$217,126	$207,538
Net income (loss)	$(53,982)	$41,085	$(57,386)	$7,973
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
The results of the 2022 and 2021 acquisitions are included in the Company’s results since their respective acquisition dates. For the three and nine months ended September 30, 2022, in the aggregate, the 2022 acquisitions contributed revenues of $9,478 and $19,042, respectively, and net loss of $1,018 and $1,829, respectively, to the Company’s consolidated results. For the three and nine months ended September 30, 2021, in the aggregate, the 2021 acquisitions contributed revenues of $3,127 and $3,619, respectively, and net loss of $400 and $459, respectively, to the Company’s consolidated results.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying amount as of	Goodwill	Other intangible assets
Cost
Balance at December 31, 2021 (1)	$45,828	$197,502
Additions from acquisitions	35,734	25,640
Impairment	—	(37,600)
Balance at September 30, 2022	$81,562	$185,542

Accumulated amortization
January 1, 2022	$—	$(5,036)
Amortization	—	(2,283)
Balance at September 30, 2022	$—	$(7,319)

Net book value
Balance at December 31, 2021 (1)	$45,828	$192,466
Balance at September 30, 2022	$81,562	$178,223
(1)For additional information, see Correction of Errors in Previously Issued Financial Statements in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
Indefinite-lived asset impairment
In September 2022, the Company determined that the lower than expected operating results of its Massachusetts operations primarily driven by significant price compression in the state was an indicator of impairment. The Company utilized a combination of the income approach (discounted cash flow method) and market approach (a combination of the guideline transactions method and guideline company method) for its impairment test, and as a result, recorded a business licenses impairment charge of $37,600 and determined goodwill was not impaired. The key inputs and assumptions used in the fair valuation of Massachusetts include: (i) a five-year cash flow forecast, which is based on the Company’s actual operating results and its forecast; (ii) a perpetual growth rate of 3%; and (iii) an estimated weighted average cost of capital of 19.5% in relation to goodwill, and an estimated discount rate of 20.5% in relation to business licenses.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Accrued capital expenditures	$13,381	$17,599
Goods received not invoiced	6,887	8,007
Accrued employee related expenses and liabilities	6,728	6,062
Accrued professional and management fees	1,034	5,139
Accrued sales and excise taxes	1,562	2,535
Accrued interest	2,363	1,181
Deferred revenue (loyalty program)	1,873	1,427
Operating lease obligations - current portion	2,661	2,745
Contingent consideration liabilities - current portion(1)	3,253	—
Other accrued expenses and current liabilities	4,360	3,277
Total	$44,102	$47,972
(1)Refer to Note 7 - Acquisitions.

10. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Principal amounts:
Senior Notes	38%	January 2023	$74,935	$75,193
Acquisition Facility	14%	October 2026	65,000	40,000
Acquisition-related promissory notes payable	8% - 23%	November 2022 - April 2027	59,628	25,767
Other debt (1)	7% - 12%	March 2022 - July 2050	16,639	11,728
Total debt - principal amounts			$216,202	$152,688
Less: debt issuance costs and original issue discounts			(16,303)	(23,536)
Total debt - carrying amounts			$199,899	$129,152
Debt - current portion			$137,967	$6,181
Debt - non-current portion			$61,932	$122,971
(1) Includes Jushi Europe debt. Refer to Note 16 - Non-Controlling Interests.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
As of September 30, 2022, aggregate future contractual maturities of the Company’s debt are as follows:

	Remainder of the year	2023	2024	2025	2026	Thereafter	Total
Senior Notes	$—	$74,935	$—	$—	$—	$—	$74,935
Acquisition Facility	—	—	4,875	6,500	53,625	—	65,000
Acquisition-related promissory notes payable (1)	2,411	3,449	22,385	1,970	6,971	22,442	59,628
Other debt	3,831	588	116	125	132	11,847	16,639
Total	$6,242	$78,972	$27,376	$8,595	$60,728	$34,289	$216,202
(1) The Promissory Note that matures in 2022 is a mandatorily convertible note, and the Company issued 910,000 SVS on November 21, 2022 to settle the outstanding balance.
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and accretion - Senior Notes	$6,779	$4,673	$18,015	$14,244
Interest - Finance lease liabilities	2,754	2,516	8,668	6,203
Interest and accretion - Promissory notes	1,709	418	3,794	1,033
Interest and accretion - Acquisition Facility	1,918	—	5,212	—
Interest and accretion - Other debt	266	117	885	370
Capitalized interest	(124)	(222)	(2,171)	(461)
Total interest expense	$13,302	$7,502	$34,403	$21,389
Interest income	(191)	(60)	(229)	(244)
Total interest expense, net	$13,111	$7,442	$34,174	$21,145
Other Debt

PAMS Sale-leaseback Transactions
During 2021, the Company acquired land and buildings that are adjacent to the Company’s Pennsylvania Medical Solutions, LLC (“PAMS”) cultivation facility in order to expand the facility. In February 2022, the Company then closed on the sale of such land and buildings for $3,265 to the landlord of the Company’s cultivation facility. Also, in February 2022, the Company entered into a sale-leaseback agreement with the landlord. The Company concluded that control, including the significant risks and rewards of ownership, did not transfer to the buyer-lessor at the inception of the sale-leaseback transaction. Accordingly, the transaction did not meet the accounting criteria for a successful sale-leaseback transaction and therefore represents a financing obligation with a lease term ending in April 2048. As a result, the Company recognized a liability of $3,265, which will be amortized as a reduction of rental expense over the term of the failed lease using an incremental borrowing rate of 11.6%.
Dickson Facility
In July 2022, the Company entered into a $2,800 credit facility with a bank to fund the construction of a dispensary in Dickson City, Pennsylvania. As of September 30, 2022, the Company had drawn down $1,050, and during October 2022, the Company drew down the remaining balance of $1,750. This credit facility, which matures on July 18, 2027, bear interest at a variable rate equal to prime rate plus 2%. The interest rate as of September 30, 2022 was 7.5%.

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
NuLeaf
In April 2022, in connection with the NuLeaf acquisition, the Company issued to the seller unsecured promissory notes with an aggregate total principal amount of $15,750 with a stated interest rate of 8% and maturity date in April 2027. The promissory notes provide for a full principal payment on the maturity date. Additionally, in July 2022, the Company amended the five-year note for an additional principal amount of $3,000 to settle the contingent consideration associated with the acquisition. There were no changes to the interest rate and maturity date of the five-year note at such time.

Nature’s Remedy
In September 2022, the Company amended the three-year note for an additional principal amount of $5,000 in settlement of a contingent consideration liability for the First Milestone Period in connection with the September 2021 acquisition of Nature’s Remedy. Refer to Note 7 - Acquisitions for more information.

Amendments to the Acquisition Facility
In April 2022, the Company entered into an amendment to the Acquisition Facility pursuant to which: (i) the commencement of leverage testing was pushed back by four quarters (now beginning March 31, 2023 as reflected in the table below), (ii) certain leverage ratios were revised; and (iii) the Company may proceed with a reorganization pursuant to a petition for bankruptcy in Switzerland with respect to Jushi Europe without potentially defaulting under the Acquisition Facility. Refer to Note 16 - Non-Controlling Interests for additional information on Jushi Europe.
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
As part of the refinancing of the Senior Notes, the Company is currently renegotiating the terms of the financial covenants under the Acquisition Facility, including the removal of the Total Leverage Ratio requirement. The Company expects to complete the renegotiations by the end of 2022.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

11. LEASE OBLIGATIONS
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2023 and 2052. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$898	$783	$2,698	$1,739
Finance lease cost:
Amortization of lease assets	1,532	999	3,935	2,075
Interest on lease liabilities	2,754	2,516	8,668	6,203
Total finance lease cost	$4,286	$3,515	$12,603	$8,278
Variable lease cost	$99	$89	$281	$247
Total lease cost	$5,283	$4,387	$15,582	$10,264

Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	September 30, 2022		December 31, 2021
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	11.23%	11.70%	11.75%	11.50%
Weighted average remaining lease term (in years)	22.7	14.1	22.6	14.6
The maturities of the contractual undiscounted lease liabilities as of September 30, 2022 are as follows:

	Finance Leases	Operating Leases
Remainder of the year	$2,564	$597
2023	13,454	3,194
2024	12,037	2,938
2025	12,377	2,741
2026	12,466	2,517
Thereafter	289,487	29,080
	$342,385	$41,067
Interest on lease liabilities	(231,561)	(22,769)
Total present value of minimum lease payments	$110,824	$18,298
Lease liabilities - current portion	$12,735	$2,661
Lease liabilities - non-current	$98,089	$15,637

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

12. DERIVATIVE LIABILITIES
The continuities of the Company’s derivative liabilities are as follows:

Total Derivative Liabilities (1)(3)
Carrying amounts as of January 1, 2022	$92,435
Fair value changes (2)	(63,233)
Derivative Warrants exercises	(9,401)
Carrying amounts as of September 30, 2022	$19,801
(1)Refer to Note 13 - Equity for the continuity of the number of these warrants outstanding.
(2)Included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)Includes mandatory prepayment option on the Senior Notes, which had a fair value of $218 as of September 30, 2022.
The Company’s derivative liabilities are primarily comprised of derivative warrants. These are warrants to purchase SVS of the Company which were issued in connection with the Senior Notes (the “Derivative Warrants”), and have an expiration date of December 23, 2024 and an exercise price of US$1.25. There were 36,496,355 and 40,124,355 Derivative Warrants outstanding as of September 30, 2022 and December 31, 2021, respectively. The Derivative Warrants may be net share settled.
These warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the CSE closing price translated into U.S. dollar as of September 30, 2022, and Monte Carlo simulation model with stock price based on the OTCQX Best Market closing price as of December 31, 2021. The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	September 30, 2022 (unaudited)	December 31, 2021
Stock price	$1.23	$3.25
Risk-free annual interest rate	4.23%	0.97%
Range of estimated possible exercise price	$1.25	$0.04 - $1.25
Volatility	72%	73%
Remaining life	2.23 years	3 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
Volatility was estimated by using a weighting of the Company’s historical volatility and the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The risk-free interest rate for the expected life of the Derivative Warrants was based on the yield available on government benchmark bonds with an approximate equivalent remaining term. The expected life is based on the contractual term. If any of the assumptions used in the calculation were to increase or decrease, this could result in a material or significant increase or decrease in the estimated fair value of the derivative liability. For example, the following table illustrates an increase or decrease in certain significant assumptions as of the balance sheet dates:

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

	As of September 30, 2022			As of December 31, 2021
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$1.23	$3,281	$(3,144)	$3.25	$12,781	$(10,834)
Volatility	72%	$1,547	$(1,591)	73%	$4,473	$(3,210)

13. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of Preferred Shares, SVS, Multiple Voting Shares, and Super Voting Shares. As of September 30, 2022, the Company had 195,769,605 SVS issued and outstanding and no Preferred Shares, Multiple Voting Shares, or Super Voting Shares issued and outstanding. On August 9, 2021, all of the 149,000 previously issued and outstanding Super Voting Shares and all of the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. All previously outstanding warrants to acquire Super Voting Shares and Multiple Voting Shares were also converted into warrants to acquire SVS, without any other amendment to the terms of such warrants.
Private Placements
In January 2022, the Company closed non-brokered private placement offerings for an aggregate 3,717,392 SVS at a price of $3.68 per share to an existing investor group for aggregate gross proceeds to the Company of $13,680.
Restricted Stock and Stock Options
Refer to Note 14 - Share-Based Compensation and Other Benefits for details of restricted stock awards and stock option grants.
Other Equity
Refer to Note 10 - Debt for details of a convertible promissory note classified as equity.
Warrants
Each warrant entitles the holder to purchase one SVS. The following table summarizes all warrants outstanding as of September 30, 2022:

Expiration Date	Exercise Price ($)	Number of Warrants
2023	1.47 - 1.50	337,500
2024	1.25	35,862,922
2025	1.25 - 3.00	2,168,508
2026	4.18	300,000
2027	1.93	300,000
2029	0.50 - 2.00	26,367,627
Total warrants		65,336,557
As of September 30, 2022, warrants issued and outstanding have a weighted-average remaining contractual life of 4.0 years, and unrecognized share-based compensation expense of $892. Certain warrants may be net share settled.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The following table summarizes the status of warrants and related transactions:

	Non-Derivative Warrants	Derivative Warrants (2)	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2022	29,156,048	40,124,355	69,280,403	$1.19
Granted	400,000	—	400,000	$2.20
Exercised (1)	(715,846)	(3,628,000)	(4,343,846)	$1.26
Balance as of September 30, 2022	28,840,202	36,496,355	65,336,557	$1.19
Exercisable as of September 30, 2022	26,940,202	36,496,355	63,436,557	$1.15

(1)The weighted average share price as of the dates of exercise was $3.51. The Company issued 3,176,601 SVS and received $1,179 in cash proceeds during the nine months ended September 30, 2022 for warrants exercised.
(2)Derivative warrants which were issued to the Senior Notes holders and which have an exercise price of $1.25. These warrants represent a derivative liability and are therefore not classified as equity in the statement of financial position. Refer to Note 12 - Derivative Liabilities.

14. SHARE-BASED COMPENSATION AND OTHER BENEFITS
The components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$4,569	$1,093	$14,369	$2,791
Restricted stock	347	1,015	1,625	5,258
Warrants	550	126	1,120	932
Total share-based compensation expense	$5,466	$2,234	$17,114	$8,981
Equity Incentive Plan
Under the Company’s 2019 Equity Incentive Plan, as amended (the “Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve as of June 6, 2019. As of September 30, 2022, the maximum number of incentive awards available for issuance under the Plan, including additional awards available for certain new hires, was 3.8 million.
(a)Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to employees of certain subsidiaries of the Company under the Plan. Such options generally expire in ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2022	20,429,120	$3.20
Granted (1)	10,311,000	$2.01
Exercised (2)	(274,998)	$1.66
Forfeited/expired/cancelled	(2,037,002)	$4.58
Issued and Outstanding as of September 30, 2022	28,428,120	$2.68
Exercisable as of September 30, 2022	11,863,260	$2.44
(1)The weighted-average per share grant date fair value was $1.44.
(2)The weighted-average share price at the date of exercise was $3.84.
The following table summarizes the issued and outstanding stock options as of September 30, 2022:

Expiration Year	Stock Options Outstanding	Exercise Price	Stock Options Exercisable
2022	50,000	$1.35 - $2.00	50,000
2028	685,000	$1.00 - $1.35	685,000
2029	6,849,668	$1.26 - $2.75	6,689,665
2030	792,500	$0.91 - $3.98	426,660
2031	9,809,952	$3.70 - $6.53	2,837,941
2032	10,241,000	$1.60 - $4.20	1,173,994
	28,428,120		11,863,260
As of September 30, 2022, stock options outstanding have a weighted-average remaining contractual life of 8.61 years, and unrecognized share-based compensation expense of $20,399.
In determining the amount of share-based compensation expense related to stock options issued, the Company used the Black-Scholes option-pricing model to establish the measurement date fair value of stock options granted during the period. The following assumptions were applied at the time of grant:

	Nine Months Ended September 30,
	2022	2021
Risk-free annual interest rate	0.45% - 3.24%	0.45% - 1.25%
Expected annual dividend yield	0%	0%
Volatility	72.3% - 78.5%	74.0% - 78.5%
Expected life of stock options	5.0 - 7.5 years	5 - 7.48 years
Forfeiture rate	0%	0%
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
The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS. The following table summarizes the status of restricted stock and related transactions:

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2022	2,859,151
Granted (1)	86,952
Cancelled	(7,813)
Vested	(1,701,221)
Unvested restricted stock as of September 30, 2022	1,237,069
(1)     The weighted-average per share grant date fair value was $2.05
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award. As of September 30, 2022, unvested restricted stock awards have a weighted-average remaining vesting period of 0.56 years, and unrecognized share-based compensation expense of $734.

15. INCOME TAXES
The following table summarizes the Company’s income tax (benefit) expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) Income Before Income Taxes	$(57,498)	$46,015	$(52,428)	$32,280
Income Tax Benefit (Expense)	$2,802	$(6,333)	$(9,959)	$(21,012)
Effective Income Tax Rate	4.9%	(13.8)%	(19.0)%	(65.1)%
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
As a result, the Company has an uncertain tax liability of $48,781 and $41,990 as of September 30, 2022 and December 31, 2021, respectively, inclusive of interest and penalties, which is included in income tax liabilities - non-current in the consolidated balance sheets.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

16. NON-CONTROLLING INTERESTS
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
During the fourth quarter of 2020, Jushi Europe entered into a credit agreement with a relative of the Jushi Europe non-controlling partner and received €500 (approximately $614) principal amount. In January 2021, Jushi Europe received €1,000 (approximately $1,214 as of December 31, 2021) principal amount pursuant to a credit agreement with an individual. These credit agreements accrue interest at 5% per annum, payable annually in arrears, and mature on November 11, 2024. The outstanding balance may be prepaid at any time prior to maturity without penalty and may be offset with receivables from the lender. Subsequent to December 31, 2021, it was determined that Jushi Europe was insolvent. The insolvency created an event of default under the unsecured credit agreements of Jushi Europe and the notes became immediately due and payable.
In April 2021, Jushi Europe entered into an unsecured bridge loan with the Company (51% owner) and an investment partner for a total of €1,800 (~$2,141) principal amount, of which €900 (~$1,070) was contributed by the Company and is eliminated in consolidation. In September 2021, the parties amended the loan agreement and an additional €1,200 (~$1,390) in funding was provided for Jushi Europe, of which 51% was contributed by the Company and is eliminated in consolidation. The bridge loans, as amended, currently accrue interest at 0.5% per annum, which is the foreign marginal lending facility rate plus 25 basis points. All payments including interest are due on maturity, which is 180 days post amendment. These loans have not yet been repaid and are delinquent.
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Accordingly, the Company determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4,561 for the year ended December 31, 2021. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.
Purchases of Non-Controlling Interests

Agape

On January 25, 2021, the Company acquired the remaining 20% of the equity interests of Agape from the non-controlling shareholders for 500,000 SVS for total estimated fair value of $3,425, based on a market price of $6.85 per share on the date of close. As a result of the transaction, the Company recorded a decrease to non-controlling interests of approximately $1,562. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in paid-in capital. The Company now owns 100% of the issued and outstanding shares of Agape.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

17. EARNINGS (LOSS) PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted Earnings (loss) per share attributable to Jushi shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income and comprehensive (loss) income attributable to Jushi shareholders	$(54,696)	$39,744	$(62,387)	$11,695
Less undistributed net income (loss) for participating securities	455	(422)	532	(120)
Net (loss) income and comprehensive (loss) income - basic	(54,241)	39,322	(61,855)	11,575
Dilutive effect of net income from derivative warrants liability	(6,396)	(55,021)	(63,277)	(66,125)
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(60,637)	$(15,699)	$(125,132)	$(54,550)
Denominator:
Weighted-average shares of common stock - basic	192,880,468	168,801,193	189,119,282	163,345,527
Dilutive effect of derivative warrants	10,289,463	30,479,959	16,576,308	32,596,551
Weighted-average shares of common stock - diluted	203,169,931	199,281,152	205,695,590	195,942,078
Net (loss) income per common share attributable to Jushi:
Basic	$(0.28)	$0.23	$(0.33)	$0.07
Diluted	$(0.30)	$(0.08)	$(0.61)	$(0.28)
On August 9, 2021, all the 149,000 previously issued and outstanding Super Voting Shares and all the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. Refer to Note 13 - Equity. The number of basic and diluted weighted-average shares outstanding for 2021 assumes the conversion of the Multi Voting Share and Super Voting Shares into SVS as of the beginning of the year. Other than voting rights, the Multi Voting Shares and Super Voting Shares had the same rights as the SVS and therefore all these shares are treated as the same class of common stock for purposes of the earnings (loss) per share calculations.
The Company’s issued and outstanding number of common stock (SVS) includes (1) unnvested restricted stock awards in which the participants have forfeitable rights to dividend or any other distributions declared during the restricted period and (2) shares issued to employees for which a corresponding non-recourse promissory note receivable with the employee is outstanding until the notes are repaid (which are considered to be participating securities). Holders of restricted stock awards are not obligated to participate in losses until the shares are vested. As of September 30, 2022 and 2021, the number of participating securities were 1,500,000 and 2,116,677, respectively.
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
Basic weighted-average shares of common stock for each of the periods presented exclude the weighted average shares of unvested restricted stock awards and participating securities. Basic earnings (loss) per share attributable to Jushi shareholders is computed by dividing the net income (loss) and comprehensive income (loss) – basic by the basic weighted-average shares of common stock. Diluted earnings (loss) per share attributable to Jushi stockholders are computed by dividing the net income (loss) and comprehensive income (loss) – diluted by the diluted weighted-average

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
shares of common stock, which includes all potentially dilutive common stock equivalents, such as stock options, warrants, and convertible promissory notes.
The following table summarizes equity instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, because the impact of including them would have been anti-dilutive:

	September 30,
	2022	2021
Stock options	28,428,120	10,921,452
Warrants	28,840,202	28,995,403
Unvested restricted stock awards	1,237,069	3,666,511
Convertible promissory notes	910,000	910,000
	59,415,391	44,493,366

18. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries, wages and employee related expenses	$18,985	$13,241	$54,915	$37,642
Share-based compensation expense	5,466	2,234	17,114	8,981
Depreciation and amortization expense	3,658	1,654	8,779	3,903
Other expenses (1)	12,481	8,018	36,240	22,889
Indefinite-lived asset impairment	37,600	—	37,600	—
Total operating expenses	$78,190	$25,147	$154,648	$73,415
(1)     Other expenses are primarily comprised of rent and related expenses, professional fees and legal expenses, marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

19. OTHER INCOME (EXPENSE)
The components of other expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gains on investments and financial assets	$—	$31	$—	$1,222
Losses on debt redemptions/extinguishments/modifications	—	—	—	(3,815)
Gains (losses) on legal settlements	200	22	224	(1,386)
Other	(491)	168	(585)	336
Other income (expense), net	$(291)	$221	$(361)	$(3,643)

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

20. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	(unaudited)
	2022	2021	2022	2021	September 30, 2022 (unaudited)	December 31, 2021
Nature of transaction	Related Party Income (Expense)		Related Party Income (Expense)		Related Party Prepaid/Receivable (Payable)
Management services agreements (1)	$—	$(10)	$—	$(30)	$—	$—
Senior Notes - interest expense and principal amount (2)	$(9)	$(50)	$(26)	$(150)	$(342)	$(1,194)
Other debt (3)	$—	$—	$—	$—	$(3,134)	$(3,384)
Loans to senior key management - interest charged and principal plus accrued interest outstanding (4)	$—	$30	$—	$91	$—	$—
(1)Includes fees paid to entities controlled by the Company’s Chief Executive Officer, James Cacioppo, for shared costs of administrative services, the provision of financial and research-related advice, and sourcing and assisting in mergers, acquisitions and capital transactions. These amounts are included in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss). Excludes expense from previously issued warrants, which is included in stock-based compensation expense. For the nine months ended September 30, 2022 and 2021, total expense for previously issued warrants was $10 and $52, respectively.
(2)For the nine months ended September 30, 2022, interest expense includes amounts related to certain senior key management, directors and other employees as well as a significant investor. Interest expense for nine months ended September 30, 2022 and 2021 cannot be reliably determined as the majority of the Senior Notes are publicly traded. Principal amounts outstanding as of September 30, 2022 and December 31, 2021 are also estimates for this reason.

(3)Refer to Note 16 - Non-Controlling Interests for details of other loans from related parties.
(4)In January 2021, an executive received a loan from the Company of $174 for withholding tax requirements for RSAs issued to the executive, which was repaid in full via payroll deductions. In April 2019, the Company entered into promissory notes with certain executives for the purchase of restricted stock, pursuant to which those executives borrowed an aggregate of $1,813 at a rate of 2.89% per annum, compounded annually. As these loans were non-recourse loans under the accounting guidance they were not reflected in the consolidated balance sheet or table above. As of December 31, 2021, all these balances plus accrued interest have been settled. The balances including accrued interest were settled as part of the executive’s regular pay and bonus, severance or via shares repurchased by the Company. During the year ended December 31, 2021, the Company received 471,757 shares from key management personnel in full settlement of principal amount $2,007 outstanding promissory notes and related interest.

21. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of September 30, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 15 - Income Taxes for certain tax-related contingencies and to Note 7 - Acquisitions for acquisition-related contingent consideration liability.
Claims and Litigation
Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Refer to Note 16 - Non-Controlling Interests for the information regarding the bankruptcy of Jushi Europe.
Commitments
In addition to the contractual obligations outlined in Note 10 - Debt and Note 11 - Lease Obligations, the Company has the following commitments as of September 30, 2022:
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

22. FINANCIAL INSTRUMENTS
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

The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis by level within the fair value hierarchy as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investment	$—	$—	$1,500	$1,500
	$—	$—	$1,500	$1,500
Financial liabilities:
Derivative liabilities (1)	$—	$—	$19,801	$19,801
Contingent consideration liabilities (2)	—	—	4,671	4,671
	$—	$—	$24,472	$24,472
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
(1) Refer to Note 12 - Derivative Liabilities
(2) Refer to Note 7 - Acquisitions
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at September 30, 2022 and December 31, 2021. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The fair value of the Senior Notes as of September 30, 2022 and December 31, 2021 approximated the principal amount.
There were no transfers between hierarchy levels during the nine months ended September 30, 2022.

JUSHI HOLDINGS INC. Notes to the Unaudited Interim Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

23. SUBSEQUENT EVENTS
Phishing attack
In late September 2022, the Company was subject to a cybersecurity attack, which the Company believes was a phishing attack, that resulted in the transfer of approximately $500. In October 2022, the Company was able to recall the transfer and recover substantially all of the amount.
Proposed Debt Financing
As of November 17, 2022, the Company entered into subscription agreements totaling approximately $68,000 (including $17,753 with related parties) with new investors and existing Senior Notes holders (approximately 40%) for the issuance of 12% second lien notes (“Second Lien Notes”) and four-year warrants (“Four-Year Warrants”) to purchase the Company’s subordinate voting shares in a private offering (the “Offering”). Pursuant to the terms of the Offering the Company may issue additional Second Lien Notes on the same terms, subject to market conditions and investor interest. The Second Lien Notes will mature four years from the date of issuance, will bear interest of 12% per annum, payable in cash quarterly, and will be guaranteed by certain of the Company’s direct and indirect domestic subsidiaries and secured by second priority liens on certain assets of the Company and certain of the Company’s direct and indirect domestic subsidiaries. In connection with the Offering, the purchasers of the Second Lien Notes will also receive Four-Year Warrants at 50% coverage with an exercise price to be determined at closing. The Company expects the closing of the Offering to occur in late November 2022 or early December 2022. The Company intends to use the net cash proceeds from the Offering to redeem its outstanding Senior Notes due January 2023 and, to the extent there are remaining proceeds, for general corporate purposes, including but not limited to working capital, capital expenditures and potential acquisitions. The subscription agreements and the closing of the transactions are subject to certain conditions, including the approval of Roxbury, LP, as agent for the lenders under the Company’s existing Acquisition Facility, and there can be no assurance that the proposed Offering of the Second Lien Notes and Four-Year Warrants will be completed or that the terms of the Offering will not be modified.
The Second Lien Notes and related guarantees and Four-Year Warrants will be offered and sold in a private placement only to U.S. Accredited Investors and/or Qualified Institutional Buyers in reliance on the registration exemption provided by Rule 506(b) of Regulation D under the U.S. Securities Act (“Act”) and/or Section 4(a)(2) of the Act and similar registration exemptions under applicable state securities or “blue sky” laws, and outside the United States to non-U.S. persons pursuant to Regulation S under the Act.
Neither the Second Lien Notes and the related guarantees nor the Four-Year Warrants have been, or will be, registered under the Act or the securities laws of any other jurisdiction, and unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from such registration requirements and will be subject to a statutory hold period lasting four months and one day following the closing date pursuant to applicable Canadian securities laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and nine months ended September 30, 2022 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2021 and 2020 (the “Annual Financial Statements”), which are included in Jushi Holdings Inc.’s Registration Statement on Form S-1, as amended and declared effective by the SEC on August 12, 2022 (“S-1”), and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on November 21, 2022. All amounts are expressed in U.S. dollars unless otherwise noted.
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
Competition and Pricing Pressure
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and services providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods. For further discussion on the impact of an asset impairment during the three and nine months ended September 30, 2022, refer to Note 8 - Goodwill and Other Intangible Assets of our Quarterly Financial Statements.
Recent Developments
(Amounts expressed in thousands of U.S. dollars)
Proposed Debt Financing
As of November 17, 2022, we entered into subscription agreements totaling approximately $68,000 (including $17,753 with related parties) with new investors and existing Senior Notes holders (approximately 40%) for the issuance of 12% second lien notes (“Second Lien Notes”) and four-year warrants (“Four-Year Warrants”) to purchase the Company’s subordinate voting shares in a private offering (the “Offering”). Pursuant to the terms of the Offering, we may issue additional Second Lien Notes on the same terms, subject to market conditions and investor interest. The Second Lien Notes will mature four years from the date of issuance, will bear interest of 12% per annum, payable in cash quarterly, and will be guaranteed by certain of our direct and indirect domestic subsidiaries and secured by second priority liens on certain of our assets and certain assets of our direct and indirect domestic subsidiaries. In connection with the Offering, the purchasers of the Second Lien Notes will also receive Four-Year Warrants at 50% coverage with an exercise price to be determined at closing. We expect the closing of the Offering to occur in late November 2022 or early December 2022. We intend to use the net cash proceeds from the Offering to redeem the outstanding Senior Notes and, to the extent there are remaining proceeds, for general corporate purposes, including but not limited to working capital, capital expenditures and potential acquisitions. The subscription agreements and the closing of the transactions are subject to certain conditions, including the approval of Roxbury, LP, as agent for the lenders under the Company’s existing Acquisition Facility, and there can be no assurance that the proposed Offering of the Second Lien Notes and Four-Year Warrants will be completed or that the terms of the Offering will not be modified.
Opened Relocated Scranton Dispensary in Pennsylvania
On November 8, 2022, we relocated our Scranton Westside medical marijuana dispensary in Pennsylvania to Dickson City through our subsidiary, Pennsylvania Dispensary Solutions. The newly opened dispensary offers a prime location featuring a new lighter, brighter color palette and mill work with a focus on display cases that highlight our curated selection of medical marijuana products and accessories. The dispensary is located at 832 Scranton Carbondale Highway and operates under the retail brand Beyond Hello™.
Debuted Reformulated Line of Cannabis Infused Fruit Chews
On October 27, 2022, we announced the debut of our newly formulated vegan and gluten-free Tasteology Fruit Chews in Massachusetts. Tasteology Fruit Chews are made from real fruit purées, and use pectin rather than gelatin to deliver a consumption experience with more experience-focused terpenes. In addition, we updated the brand’s packaging with sustainable pouches rather than the more commonly used tins, which use less waste and preserve freshness better. Initially, we will exclusively carry Tasteology Fruit Chews at Nature’s Remedy dispensaries in Tyngsborough and Millbury, Massachusetts as well as to our partner dispensaries across the Commonwealth in the coming months. The new product line is also expected to launch in Virginia, Ohio and Nevada in Q1 2023.
Strengthened Board and Senior Leadership
On October 4, 2022, we appointed Bill Wafford to our Board of Directors. In addition to his appointment as an Independent Director, Mr. Wafford will serve as Chair of the Audit Committee. Additionally, we announced on that same date that Tobi Lebowitz, formerly Executive Vice President and Co-Head of Legal Affairs, was promoted to Chief Legal Officer and Corporate Secretary.

Debuted Line of Artisan Cannabis Infused Chocolates
On September 7, 2022, we announced the debut in Massachusetts of our first product line into the cannabis infused chocolates market, Tasteology Chocolates. Tasteology Chocolates are currently available in three flavors: Milk Chocolate, Dark Chocolate and Strawberry Blonde Chocolate. These 18-piece bars, which are easily separable for accurate dosing, contain 5mg of THC per piece for a total of 90mg of THC per bar. Tasteology Chocolates are available at Nature’s Remedy dispensaries in Tyngsborough and Millbury, Massachusetts, as well as our partner dispensaries across Massachusetts. The new line is also expected to launch in Virginia in Q1 2023.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
REVENUE, NET	$72,817	$53,981	35%	$207,462	$143,400	45%
COST OF GOODS SOLD	(45,075)	(30,657)	47%	(133,940)	(79,717)	68%
GROSS PROFIT	$27,742	$23,324	19%	$73,522	$63,683	15%

OPERATING EXPENSES
Selling, general and administrative	$40,590	$25,147	61%	$117,048	$73,415	59%
Indefinite-lived asset impairment	37,600	—	N/A	37,600	—	N/A
Total operating expenses	$78,190	$25,147	211%	$154,648	$73,415	111%

LOSS FROM OPERATIONS	$(50,448)	$(1,823)	2667%	$(81,126)	$(9,732)	734%

OTHER (EXPENSE) INCOME :
Interest expense, net	$(13,111)	$(7,442)	76%	$(34,174)	$(21,145)	62%
Fair value gains (losses) on derivative warrants	6,352	55,059	(88)%	63,233	66,800	(5)%
Other, net	(291)	221	(232)%	(361)	(3,643)	(90)%
Total other (expense) income, net	$(7,050)	$47,838	(115)%	$28,698	$42,012	(32)%
(LOSS) INCOME BEFORE INCOME TAX	$(57,498)	$46,015	(225)%	$(52,428)	$32,280	(262)%
Income tax benefit (expense)	2,802	(6,333)	(144)%	(9,959)	(21,012)	(53)%
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(54,696)	$39,682	(238)%	$(62,387)	$11,268	(654)%
Less: net loss attributable to non-controlling interests	—	(62)	(100)%	—	(427)	(100)%
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(54,696)	$39,744	(238)%	$(62,387)	$11,695	(633)%
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.28)	$0.23	(222)%	$(0.33)	$0.07	(571)%
Weighted average shares outstanding - basic	192,880,468	168,801,193	14%	189,119,282	163,345,527	16%
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	(0.30)	(0.08)	275%	(0.61)	(0.28)	118%
Weighted average shares outstanding - diluted	203,169,931	199,281,152	2%	205,695,590	195,942,078	5%

Three Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Retail cannabis	$67,038	$50,681
Wholesale cannabis	5,769	3,185
Other	10	115
Total revenue, net	$72,817	$53,981
Revenue, net for the three months ended September 30, 2022 totaled $72,817, as compared to $53,981 for the three months ended September 30, 2021, an increase of $18,836 or 35%. The increase in retail revenue is due primarily to our expansion of cannabis operations from build outs and acquisitions of Nature’s Remedy in Massachusetts, which occurred in September 2021, and Apothecarium and NuLeaf in Nevada, which occurred in March and April 2022, respectively, and new Beyond Hello™ store openings in Pennsylvania and Virginia. Retail revenue for the three months ended September 30, 2022 was derived from thirty-five cannabis dispensaries located in Pennsylvania (eighteen), Illinois (four), Massachusetts (two), Virginia (four), Nevada (four) and California (three), whereas, for the three months ended September 30, 2021, Retail revenue was derived from twenty-four cannabis dispensaries located in Pennsylvania (fifteen), Illinois (four), California (two), Massachusetts (two) and Virginia (one).
The increase in wholesale revenue is primarily attributable to increases in cultivation and manufacturing activity at our grower processor facilities: (i) in Massachusetts and Nevada due to the acquisitions of Nature’s Remedy and NuLeaf; and (ii) in Virginia due to the commencement of operations at the Dalitso facility in the third quarter of 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold totaled $45,075 for the three months ended September 30, 2022, as compared to $30,657 for the three months ended September 30, 2021, an increase of $14,418 or 47%. The increase in costs of goods sold is primarily attributable to the increase in the quantity of products sold.
Gross profit totaled $27,742 for the three months ended September 30, 2022, as compared to $23,324 for three months ended September 30, 2021, an increase of $4,418 or 19%. As a percentage of revenue, gross profit for the three months ended September 30, 2022 and 2021, was 38% and 43%, respectively. Gross margin decreased primarily due to infrastructure and headcount investments in our wholesale business that continue to have a transitional impact as we scale up, slower than expected growth in our wholesale operations as other operators dedicate more shelf space to their own brands resulting in pricing compression, and increased promotional activity of Jushi branded products in Pennsylvania.
Operating Expenses
Operating expenses for the three months ended September 30, 2022 were $78,190, as compared to $25,147 for three months ended September 30, 2021, an increase of $53,043 or 211%.

The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries, wages and employee related expenses	18,985	13,241	5,744	43%
Share-based compensation expense	5,466	2,234	3,232	145%
Depreciation and amortization expense	3,658	1,654	2,004	121%
Other expenses (1)	12,481	8,018	4,463	56%
Indefinite-lived asset impairment	37,600	$—	$37,600	N/A
Total operating expenses	$78,190	$25,147	$53,043	211%
(1)     Other expenses are primarily comprised of rent and related expenses, professional fees and legal expenses, marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

The increase in operating expenses is due to impairment of indefinite-lived assets, and increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions. The impairment of indefinite-lived assets was related to business licenses associated with our Massachusetts operations. Refer to Note 8 - Goodwill and Other Intangible Assets of our Quarterly Financial Statements for more information on the impairment. The increases in general and administrative expenses related to: salaries, wages and employee related expenses as a result of the increase in the number of employees to support our ongoing growth and resulting from recent acquisitions; share-based compensation expense primarily due to recent stock options granted to new employees and management; professional fees and legal expenses, primarily due to our transition to GAAP reporting and costs associated with our registration with the SEC; and depreciation and amortization expense and rent and related expenses due to the additions of property, plant and equipment and finance lease right-of-use assets from acquisitions and investment in infrastructure as we continue to scale.

Other (Expense) Income
Interest Expense, Net
Interest expense, net was $13,111 for the three months ended September 30, 2022 as compared to $7,442 for the three months ended September 30, 2021, an increase of $5,669, or 76%.The increase in interest expense, net is due primarily to an increase in interest-bearing borrowings including finance leases and acquisition-related financing.
Fair Value Gains on Derivatives
Fair value gains on derivatives was $6,352 for the three months ended September 30, 2022, as compared to $55,059 for the three months ended September 30, 2021. The fair value gains on derivatives for the three months ended September 30, 2022 and 2021 were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $291 for the three months ended September 30, 2022, as compared to an income of $221 for the three months ended September 30, 2021, an increase in expense of $512 or 232%.
Income Tax Benefit (Expense)
Total income tax benefit was $2,802 for the three months ended September 30, 2022, as compared to an expense of $6,333 for the three months ended September 30, 2021, a decrease in expense of $9,135, or 144%. The change in income tax expense is primarily due a reduction in taxable gross profit, and a business license impairment charge associated with our Massachusetts operations.

Net (Loss) Income
Net loss for the three months ended September 30, 2022 was $54,696, compared to a net income of $39,682 for the three months ended September 30, 2021. The change from net income to net loss was driven primarily by an indefinite-lived asset impairment associated with our Massachusetts operations, higher operating expenses due to the increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions, lower fair value gain on derivatives, and higher interest expense due to increased borrowings, partially offset by an increase in gross profit and decrease in income tax expenses.
Nine Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Retail cannabis	$192,268	$135,155
Wholesale cannabis	15,085	7,934
Other	109	311
Total revenue, net	$207,462	$143,400
Revenue, net, for the nine months ended September 30, 2022 totaled $207,462, as compared to $143,400 for the nine months ended September 30, 2022, an increase of $64,062, or 45%. The increase in retail revenue is due primarily to our expansion of cannabis operations from build outs and acquisitions of Nature’s Remedy in Massachusetts, which occurred in September 2021, and of Apothecarium and NuLeaf in Nevada, which occurred in March and April 2022, respectively, and new Beyond Hello™ store openings in Pennsylvania and Virginia. Retail revenue for the nine months ended September 30, 2022 was derived from thirty-five cannabis dispensaries located in Pennsylvania (eighteen), Illinois (four), Massachusetts (two), Virginia (four) Nevada (four), and California (three), whereas, for the nine months ended September 30, 2021, Retail revenue was derived from twenty-four cannabis dispensaries located in Pennsylvania (fifteen), Illinois (four), California (two), Virginia (one) and Massachusetts (two).
The increase in wholesale revenue is primarily attributable to increases in cultivation and manufacturing activity at our grower processor facilities: (i) in Massachusetts due to the acquisition of Nature’s Remedy and (ii) in Virginia due to the commencement of operations at the Dalitso facility in the third quarter of 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold totaled $133,940 for the nine months ended September 30, 2022, as compared to $79,717 for the nine months ended September 30, 2021, an increase of $54,223, or 68%. The increase in costs of goods sold is primarily attributable to the increase in the quantity of products sold.
Gross profit totaled $73,522 for the nine months ended September 30, 2022, as compared to $63,683 for nine months ended September 30, 2021, an increase of $9,839, or 15%. As a percentage of revenue, gross profit for the nine months ended September 30, 2022 and 2021, was 35% and 44%, respectively. Gross margin decreased primarily due to: (1) infrastructure and headcount investments in our wholesale business that continue to have a transitional impact as we scale; (2) slower than expected growth in our wholesale operations as other operators dedicate more shelf space to their own brands resulting in pricing compression; and (3) the sell through of inventory acquired in the Nature's Remedy, Apothecarium and NuLeaf acquisitions, which had a fair value step-up. Gross margins were also impacted by the increased promotional activity at retail operations in Illinois, Massachusetts and Pennsylvania.

Operating Expenses
Operating expenses for the nine months ended September 30, 2022 were $154,648, as compared to $73,415 for the nine months ended September 30, 2021, an increase of $81,233, or 111%. The following table presents information of our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries, wages and employee related expenses	54,915	37,642	17,273	46%
Stock-based compensation expense	17,114	8,981	8,133	91%
Depreciation and amortization expense	8,779	3,903	4,876	125%
Other expenses (1)	36,240	22,889	13,351	58%
Indefinite-lived asset impairment	37,600	—	37,600	N/A
Total operating expenses	$154,648	$73,415	$81,233	111%
(1)     Other expenses are primarily comprised of rent and related expenses, professional fees and legal expenses, marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.
The increase in total operating expenses is due to impairment of indefinite-lived assets, and increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions. The impairment of indefinite-lived assets was related to business licenses of our Massachusetts operations. Refer to Note 8 - Goodwill and Other Intangible Assets of our Quarterly Financial Statements for more information on the impairment. The general and administrative increases related to: salaries, wages, and employee related expenses as a result of the increase in the number of employees to support our ongoing growth and resulting from recent acquisitions; share-based compensation expense primarily due to recent stock options granted to new employees and management; professional fees and legal expenses, primarily due to our transition to GAAP reporting and costs associated with our registration with the SEC, which was completed in August 2022; and depreciation and amortization expense and rent and related expenses due to the additions of property, plant and equipment and finance lease right-of-use assets from acquisitions and investment in infrastructure as we continue to scale.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $34,174 for the nine months ended September 30, 2022, as compared to $21,145 for the nine months ended September 30, 2021, an increase of $13,029, or 62%. The increase in interest expense, net is due primarily to an increase in interest-bearing borrowings including finance leases and acquisition-related financing.
Fair Value Gains on Derivatives
Fair value gains on derivatives was $63,233 for the nine months ended September 30, 2022, as compared to $66,800 for the nine months ended September 30, 2021. Fair value gains on derivatives include the fair value changes relating to the derivative warrants liability. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives for the nine months ended September 30, 2022 and 2021 were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $361 for the nine months ended September 30, 2022, as compared to $3,643 for the nine months ended September 30, 2021, a decrease of approximately $3,282, or 90%. Other, net for the nine months ended September 30, 2021 primarily related to losses on redemptions of 10% senior notes (the “Senior Notes”) of $3,815, losses on legal settlements of $1,386, partially offset by gains on investments and investment income from mutual funds of $1,222, and other miscellaneous income of $336 .
Income Tax Benefit (Expense)
Total income tax expense was $9,959 for the nine months ended September 30, 2022, as compared to $21,012 for the nine months ended September 30, 2021, a decrease of $11,053, or 53%. The decrease in income tax expense is primarily due to a reduction in taxable gross profit, and a business license impairment charge associated with our Massachusetts operations.
Net (Loss) Income
Net loss for the nine months ended September 30, 2022 was $62,387 compared to a net income of $11,268 for the nine months ended September 30, 2021. The change from net income to net loss was driven primarily by an indefinite-lived asset impairment associated with our Massachusetts operations, higher operating expenses due to the increase in the size and scope of our general and administrative functions to support our expanded operations resulting from organic growth and acquisitions, lower fair value gain on derivatives, and higher interest expense due to increased borrowings, partially offset by an increase in gross profit and a decrease in income tax expense.
Non-GAAP Measures and Reconciliation
In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. We use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are EBITDA, Adjusted EBITDA and Adjusted Gross Profit (each as defined below). We believe that these non-GAAP financial measures reflect our ongoing business by excluding the effects of expenses that are not reflective of our operating business performance and allows for meaningful comparisons and analysis of trends in our business. These non-GAAP financial measures also facilitate comparing financial results across accounting periods and to those of peer companies. As there are no standardized methods of calculating these non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similar measures used by others, thus limiting their usefulness. Accordingly, these non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
EBITDA, Adjusted EBITDA and Adjusted Gross Profit

EBITDA, Adjusted EBITDA and Adjusted Gross Profit are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense and other one-time charges; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; and (vi) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures. We define Adjusted Gross Profit as gross profit, as reported, adjusted to exclude certain inventory-related adjustments and start-up costs (within cost of goods sold).

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME (1)	$(54,696)	$39,682	$(62,387)	$11,268
Income tax (benefit) expense	(2,802)	6,333	9,959	21,012
Interest expense, net	13,111	7,442	34,174	21,145
Depreciation and amortization (2)	6,618	2,228	15,663	5,285
EBITDA (Non-GAAP)	$(37,769)	$55,685	$(2,591)	$58,710
Non-cash share-based compensation	5,466	2,234	17,114	8,981
Inventory-related adjustments (3)	(1,197)	865	2,282	865
Fair value changes in derivatives	(6,352)	(55,059)	(63,233)	(66,800)
Indefinite-lived asset impairment	37,600	—	37,600	—
Other (income) expense, net (4)	1,575	(121)	1,170	5,788
Start-up costs (5)(7)	118	2,238	3,824	4,729
Transaction costs (6)(7)	1,212	325	4,877	1,434
Adjusted EBITDA (Non-GAAP)	$653	$6,167	$1,043	$13,707

(1)	Net (loss) income includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(4)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on investments and financial assets; (iii) losses (gains) on legal settlements; and (iv) severance costs.

(5)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(6)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.
(7)	During the second quarter of 2021, we revised our methodology for calculating Adjusted EBITDA to also adjust for the effects of acquisition and deal costs, severance costs and start-up costs. We revised our methodology for calculating Adjusted EBITDA because we believe that the fluctuations caused in our operating results from these items are not reflective of our core performance, and that the revised methodology provides management and investors more useful information to evaluate the operations of our business. The prior period data for these items has been added to conform to current period presentation.

Reconciliation Adjusted Gross Profit (Non- GAAP Measures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$27,742	$23,324	$73,522	$63,683
Inventory-related adjustments(1)	(1,197)	865	2,282	865
Start-up costs (within COGS)(2)	—	439	2,664	1,511
Adjusted gross profit	$26,545	$24,628	$78,468	$66,059

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
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash and cash equivalents of $31,063 as of September 30, 2022. The Company paid $8,313 and $49,230 in capital expenditures during the three and nine months ended September 30, 2022, respectively. For the balance of the year, we expect capital expenditures to be in the range of $5,000 to $15,000, prior to any potential tenant improvement reimbursements, for a total of $55,000 to $65,000 for the full year 2022, subject to market conditions and regulatory changes. As of September 30, 2022, we had total current assets of $80,868, and total current liabilities of $228,674 . We therefore had net working capital deficit of $147,806.
The major components of our statements of cash flows for the nine months ended September 30, 2022 and 2021, are as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash flows used in operating activities	$(26,199)	$(23,780)
Net cash flows used in investing activities	(73,122)	(99,341)
Net cash flows provided by financing activities	36,080	91,794
Effect of currency translation on cash	(233)	42
Net change in cash and cash equivalents	$(63,474)	$(31,285)
Operating activities. Cash used in operations during the nine months ended September 30, 2022 was $26,199, as compared to $23,780 for the nine months ended September 30, 2021. The increase in cash used in operations for the nine months ended September 30, 2022 is due primarily to an increase in the size and scope of our general and administrative functions to support our expected continued growth, partially offset by improved management of working capital.
Investing activities. Net cash used in investing activities totaled $73,122 for the nine months ended September 30, 2022, as compared to $99,341 for the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 was comprised of: $49,230 for the purchases of property, plant and equipment for use in our operations; $20,892 in payments for the acquisitions of Apothecarium and NuLeaf, net of cash acquired; and $3,000 payment of contingent consideration liability for NuLeaf. The net cash used in investing activities for the nine months ended September 30, 2021 was comprised of: $55,285 for the purchases of property, plant and equipment for use in our operations; $47,308 in payments for the acquisitions of Nature’s Remedy, OhiGrow, Grover Beach and OSD, net of cash acquired; partially offset by $3,252 in proceeds from sales of investments.

Financing activities. Financing activities have historically represented the principal source of our cash flow. Net cash provided by financing activities totaled $36,080 for the nine months ended September 30, 2022, as compared to $91,794 for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 was comprised of: $24,207 in net proceeds from the Acquisition Facility to fund the acquisition of NuLeaf and Apothecarium; $13,680 in proceeds from private placement equity offerings in January and February 2022; $1,248 in proceeds from the exercise of warrants and stock options; $4,701 in proceeds from other debt, net of payments; and $450 in proceeds from the collection of a note receivable from an employee shareholder; partially offset by: $258 in principal redemption repayments on the Senior Notes; and $7,948 in net finance lease obligation payments. The net cash provided by financing activities for the nine months ended September 30, 2021 was comprised of: $85,660 in proceeds from public equity offerings, net of issuance costs, in January and February 2021; $16,438 in proceeds from the exercise of warrants and stock options; $2,862 in proceeds from other debt; partially offset by: $8,134 in principal redemption repayments on the Senior Notes; $3,343 in net payments of finance lease obligations; and $1,689 in payments on acquisition-related promissory notes payable.
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
As reflected in our Quarterly Financial Statements, we have incurred losses from operations for the nine months ended September 30, 2022, have an accumulated deficit of $304,805 as of September 30, 2022, and have cash and cash equivalents of $31,063 as of September 30, 2022. As discussed in Note 10 - Debt of our Quarterly Financial Statements, the Senior Notes, which as of September 30, 2022 had an aggregate principal amount outstanding of $74,935, mature on January 15, 2023, and the Acquisition Facility, which as of September 30, 2022 had an outstanding balance of $65,000 (refer to Note 10 - Debt of our Quarterly Financial Statements) required us to maintain certain covenants which we may not have been in compliance with if the Swiss courts accepted Jushi Europe’s petition for bankruptcy. Prior to the amendment with the lender of the Acquisition Facility, we were also projected to violate certain financial covenants. In April 2022, we entered into an amendment with the lender of the Acquisition Facility, which included a waiver related to Jushi Europe’s bankruptcy and a change to the terms of the Total Leverage Ratio, as defined in the Acquisition Facility agreement, and deferred the commencement date of leverage testing under the Acquisition Facility to the quarter ending March 31, 2023. Additionally, the overall slowdown in the cannabis industry during 2022 has resulted in lower forecasted earnings for us during the look-forward period. The look-forward period also contemplates favorable regulatory changes in certain states in which we operate. We are at risk of not meeting our forecasted earnings and as a result may not be in compliance with certain financial covenants under the Acquisition Facility, as amended, during the look-forward period. As a result, we have classified the outstanding balance of $65,000 under the Acquisition Facility as of September 30, 2022 as a current liability. These conditions raise substantial doubt regarding our ability to continue as a going concern during the look-forward period.
We are pursuing strategies to obtain the required additional funding primarily to fund the Senior Notes and future operations. These strategies may include, but are not limited to: (i) ongoing efforts with various lenders to refinance the Senior Notes (refer to Note 23 - Subsequent Events of our Quarterly Financial Statements for updates on the refinancing); (ii) renegotiating the financial covenants contained in the Acquisition Facility, including the removal of the Total Leverage Ratio requirement; (iii) deferral of certain expenditures, including capital projects, and reallocation of funds for debt repayment, if the need arises; and (iv) obtaining alternative sources of financing, including debt financing through secured borrowings and equity financing through a base shelf prospectus, which allows us to offer up to C$500,000 in securities in Canada through the end of 2023. However, there can be no assurance that we will be able to refinance the Senior Notes, renegotiate the financial covenants under the Acquisition Facility, as amended, generate positive results from operations, or obtain additional liquidity when needed or under acceptable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2022, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. For our contractual obligations, refer to Note 10 - Debt, Note 11 - Lease Obligations, and Note 21 - Commitments and Contingencies of our Quarterly Financial Statements.
Cybersecurity Attack - Phishing Incident
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Our data and information technology systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. Cybersecurity vulnerability was previously identified as a material weakness, see Item 4. Controls and Procedures for additional information. In late September 2022, we were subject to a cybersecurity attack, which we believe was a phishing attack, that resulted in the transfer of approximately $500. In October 2022, we were able to recall the transfer and recover substantially all of the amount. Although we were able to recover the amount, the number and complexity of these threats continue to increase over time and they may occur in the future. See – Part II, Item 1A. Risk Factors, “We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations within the United States are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Except for a $2,800 credit facility with a bank to fund the construction of our dispensary in Dickson City, Pennsylvania, our debt bear interest at a fixed rate. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.
Inflation
We and our customers may have also been negatively impacted by the recent rise of inflation that may increase the cost of our operations and may have an adverse effect on demand for our products, which could adversely affect our financial performance.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2022 as a result of the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended on August 8, 2022, and declared effective by the SEC on August 12, 2022, and was also filed on SEDAR on November 21, 2022, management identified the following material weaknesses in our internal control over financial reporting: (i) insufficient accounting resources, inadequate level of precision in the performance of review controls, or ineffective communication as it relates to: (a) financial reporting, due to the restatement of statement of cash flows; and (b) accounting and valuation for complex financial instruments, inventory, property plant and equipment (“PPE”), accruals and accounting for impairment and business combinations; and (ii) insufficient information technology general controls, as it relates to user access controls, change management, passwords, access controls reviews, backup and cybersecurity vulnerability.
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
In addition, as reported by the Company on its Current Report on Form 8-K filed with the SEC on August 29, 2022, the Company reported errors in its previously issued unaudited interim condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. as of and for the three months ended March 31, 2022, which were included in the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on August 8, 2022, and such financial statements should not be relied upon. The errors were related to the understatement of certain non-current assets and associated accruals in the Company’s previously issued unaudited condensed balance sheet as of March 31, 2022, and the understatement of net cash flows used in operating activities, the overstatement of net cash flows used in investing activities, and the understatement of net cash flows provided by financing activities in its unaudited interim condensed consolidated statement of cash flows for the three months ended March 31, 2022. The Company filed a Current Report on Form 8-K with the SEC on September 12, 2022 to furnish the restated condensed consolidated financial statements for the three months ended March 31, 2022, which was filed with the applicable Canadian securities regulatory authorities on September 9, 2022 and may be accessed on SEDAR. As previously disclosed and in light of the errors described above, material weaknesses existed in the Company’s internal control over the statement of cash flows, and PPE, including right of use assets - finance leases, and related accounts payable and accruals. Specific to PPE, including right of use assets - finance leases, and the related accounts payable and accruals, the Company does not maintain sufficient controls to ensure sufficient cut-off procedures to ensure purchased assets and services are captured in the proper period.
Subsequent to the August 29, 2022 filing of the Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022 with the applicable Canadian securities regulatory authorities in accordance with applicable Canadian securities laws, management identified errors impacting the statement of cash flows and cost of goods sold. Such unaudited interim condensed consolidated financial statements were not previously reviewed by the Company’s auditors. These errors were corrected in the unaudited interim condensed consolidated financial statements as of and for the period ended June 30, 2022, which was filed on Form 10-Q on September 26, 2022 and may also be accessed on SEDAR. As previously disclosed and in light of these errors, material weaknesses existed in the Company’s internal control over the statement of cash flows and inadequate review controls over inventory. Additionally, management determined that the Company also has material weaknesses in its (i) financial close process relating to cash reconciliation resulting from identified unadjusted differences as of June 30, 2022, (ii) accounts payable process relating to vendor setup and maintenance resulting from the Company’s preliminary finding of a phishing attack in late September 2022, and (iii) lack of management review controls.

Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. During the quarter ended September 30, 2022, the Company took the following steps to improve its internal control over financial reporting:
•Performed a risk assessment of key business processes across financial reporting areas to identify and implement enhanced policies and procedures related to internal controls with a focus on the precision of review controls;
•Improved the staffing of the Accounting Department through senior level hires who collectively bring a combined 50+ years of GAAP accounting experience, including in Fortune 500 companies and global accounting firms, and hiring additional accounting managers and staff;
•Enhanced review controls through use of checklists, accounting position papers, defined thresholds for further investigation or reassignment of tasks to more experienced team members in the following areas: statement of cash flows, earnings per share, accounting and valuation of complex financial instruments, property, plant and equipment, impairment assessment, business combinations and cash reconciliations;
•Implemented detective controls for proper cut-off of accruals;
•Assessing third party service providers which can consult in an effort to revise and enhance the Company’s Information Technology General Controls and Cyber Security Program; and
•Developing enhanced policies, procedures and accompanying training on vendor setup, maintenance and validation.
While the Company has made good progress, the Company is still in the process of fully implementing its remediation plan. Additional time is required to complete the remediation of the material weaknesses to ensure the sustainability of the recently implemented remediation actions.
Changes in Internal Control over Financial Reporting
Other than the Company’s ongoing remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Claims and Litigation in Note 21 - Commitments and Contingencies in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended and declared effective by the SEC on August 12, 2022 and may be accessed on the System for Electronic Document Analysis and Retrieval, (including that the impact of the COVID-19 pandemic may also exacerbate the risks discussed therein), herein and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Quarterly Report on Form 10-Q and the other reports and materials the Company files with the SEC. Other than set forth herein, there have been no material changes from the risk factors previously disclosed:
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
For instance, on September 23, 2022, we became aware that we were subject to what we believe was a phishing attack that resulted in the transfer of approximately $500. Although we were able to recall the transfer and recover substantially all of the amount in October 2022, such losses in the future could have a material adverse effect on our business operations, cash flows and financial condition.
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
In July 2022, we issued 888,880 Subordinate Voting Shares to settle the contingent consideration liability relating to the acquisition of NuLeaf. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption for registration provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds
In connection with our S-1 and as set forth in the section captioned “Use of Proceeds”, we did not receive any of the proceeds from the sale of the Subordinate Voting Shares by the selling shareholders.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

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

JUSHI HOLDINGS INC.

Date: November 21, 2022	By:	/s/ James Cacioppo
James Cacioppo
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 21, 2022	By:	/s/ Louis Jonathan Barack
Louis Jonathan Barack
President and Interim Chief Financial Officer (principal financial officer)