Form 10-K
period 2022-12-31
Jushi Holdings Inc.
filed 2023-04-18
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 000-56468

JUSHI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia		98-1547061
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 3250 Boca Raton, Florida	(561) 617-9100	33431
(Address of Principal Executive Offices)	Registrant's telephone number, including area code	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The aggregate market value of the registrant’s outstanding subordinate voting shares held by non-affiliates (based on the last reported sale price of these shares on the OTCQX Best Market) on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $253.9 million.
As of April 12, 2023, the registrant had 196,633,371 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2022, the end of the registrant’s fiscal year.

JUSHI HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this report that address activities, events or developments that Jushi expects or anticipates will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy, competitive strengths, goals, expansion and growth of Jushi’s business, operations and plans, including new revenue streams, the completion of contemplated acquisitions by Jushi of additional assets, the integration and benefits of recently acquired businesses or assets, roll out of new operations, the implementation by Jushi of certain product lines, implementation of certain research and development, the application for additional licenses and the grant of licenses that will be or have been applied for, the expansion or construction of certain facilities, the expansion into additional U.S. and international markets, any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which Jushi operates; expectations for other economic, business, regulatory and/or competitive factors related to Jushi or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of Jushi at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of Jushi, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks relating to pandemics and forces of nature including but not limited to the 2019 novel coronavirus (“COVID-19”); risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of Jushi; Jushi’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of Jushi; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to Jushi; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s recent debt financing and other financing activities including increased leverage and issuing additional equity securities; risks relating to the management of growth; costs associated with Jushi being a publicly-traded company; the Company being a U.S. filer in addition to a Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcement of judgments and effect service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; the risks relating to the expansion and optimization of the grower-processor in Pennsylvania, the vertically integrated facilities in Virginia and Massachusetts and the facility in Nevada; the risks related to opening new facilities which is subject to licensing approval; limited research and data relating to cannabis; and risks related to the Company’s critical accounting policies and estimates.

Although Jushi has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information will prove to be accurate as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on the forward‐looking information contained in this report or other forward-looking statements made by Jushi. Forward‐looking information is provided and made as of the date of this Annual Report on Form 10-K and Jushi does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.

Unless the context requires otherwise, references in this report to “Jushi,” “Company,” “we,” “us” and “our” refer to Jushi Holdings Inc. and our subsidiaries.

PART I
Item 1. Business

Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license markets. We have targeted assets in highly populated, limited license medical markets that are on a trajectory toward adult-use legalization, including Pennsylvania and Ohio, markets that are in the process of transitioning to adult-use, namely Virginia, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada and Massachusetts, and certain municipalities of California.
Business Strategy
We seek to find market opportunities with favorable relevant local competitive and regulatory landscapes, supply/demand dynamics, and growth potential. We are focused on expanding our retail presence in current markets, increasing our offering of branded product lines, targeting acquisition opportunities across the supply chain, and applying for de novo licenses. We evaluate the economic viability of each opportunity before making capital allocation decisions and may decide to participate in one or more facets of the supply chain based on the dynamics of each individual market. In certain markets, we may seek to apply a capital-light or retail-focused strategy, especially where cultivation may become further commoditized in future years. In limited license medical markets (e.g., Pennsylvania), or markets in the process of transitioning to adult-use (e.g., Virginia), we may seek to expand our cultivation assets despite the high level of capital investment required, given the significant market opportunity. Also, in other markets, we may seek a more balanced capital allocation approach where we may acquire a grower-processor and/or additional retail dispensaries in a market where we currently operate, such as California, Illinois, Massachusetts, Nevada and Ohio. Lastly, in limited license adult-use cannabis markets that are expanding, we may allocate significant capital to acquire a vertically integrated operator. By establishing a strong platform and retail-brand recognition in markets that have the greatest growth potential, we expect to be well-positioned for future growth in the adult-use cannabis market if and when it is further legalized.
Current Operations
Sales
With respect to cannabis retail locations, we target highly visible locations adjacent to or near heavily trafficked roads. For cultivation, production and other forms of industrial activity, we target locations with immediate capabilities as well as future expansion potential. We use an internal team for the selection of real estate, as well as a broad network of real estate brokers. We make the determination to purchase or lease our underlying real estate on a case-by-case basis.
We plan to expand our network of cannabis retail locations in select markets. We have developed key indicators to identify attractive sites based on existing competition, population, real estate, parking, traffic and regulatory market attractiveness. We intend to inform patients and consumers about our product offerings in a welcoming environment through one-on-one interactions with staff.

Retail
The table below reflects the number of dispensaries that were in operation in each state as of December 31, 2022:

	Number of Dispensaries
State	Medical-use	Adult-use	Total	Brands
California (1)	—	3	3	BEYOND HELLO™
Illinois (2)	—	4	4	BEYOND HELLO™
Massachusetts (3)	—	2	2	Nature’s RemedyTM
Nevada	—	4	4	BEYOND HELLO™/NuLeafTM
Pennsylvania	18	—	18	BEYOND HELLO™
Virginia (4)	4	—	4	BEYOND HELLO™
Total (4)(5)	22	13	35
(1)Includes three co-located medical dispensaries.
(2)Includes two co-located medical dispensaries.
(3)Includes one co-located medical dispensaries.
(4)Excludes one store that was opened in January 2023. We are permitted to open one additional dispensary, subject to local zoning and state regulatory approvals.
(5)One medical cannabis dispensary was opened in the State of Ohio during January 2023, under the BEYOND HELLO™ brand.

Online Platforms
We operate three age-gated online platforms through www.beyond-hello.com, www.naturesremedyma.com, and www.nuleafnv.com for patients and customers (the “Online Platforms”). The Online Platforms are not intended to be used for advertising activities but are intended to be used as a virtual tool, allowing patients and customers to understand the cannabis products that we offer and view real-time pricing and product availability at our dispensaries. The Online Platforms do not provide any information or any other functionalities with respect to any third-party dispensaries.
No cannabis purchase and sale transactions occur on the Online Platforms. A patient or customer may reserve products using the Online Platforms, but the patient or customer must be physically present at the point-of-sale to consummate the purchase and sale of products. This requirement allows us and dispensary staff to ensure that the standard operating procedures, including our compliance programs, are applied to all patients and customers in connection with the purchase and sale of products.
In jurisdictions where medical cannabis is legal, upon arrival of the patient at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify the patient’s identity and accreditation (such as a state-issued medical cannabis card) and confirm the patient’s allotment to ensure the user is not exceeding the state’s allotment limits. Once the foregoing is verified, the patient may pay for the product(s) to complete the purchase. If the patient does not have valid identification and accreditation, the patient will not be able to purchase medical cannabis at our applicable dispensary, or at the point of delivery (where permissible), irrespective of any reservation(s) made on one of our Online Platforms.
In jurisdictions where recreational cannabis is legal, upon arrival of the customer at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify that the customer is at least 21 years of age by verifying the customer’s government-issued identification. Once the identification is verified, the customer may pay for the product(s) to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at our applicable dispensary, or at the point of delivery (where permissible), irrespective of any reservation(s) made on one of our Online Platforms.

Product Selection and Offerings
We offer both in-house brands and third party products at each of our retail locations. We negotiate with potential brand vendors across all product categories including flower, vape pens, oils, extracts, edibles and pre-rolls to make future product selection decisions. Leveraging our managements’ experience, we analyze market dynamics, product quality, profitability, impact and consumer demand to carry out our long-term strategy in each market. With high-impact retail locations in key markets, we expect to be a desirable partner for nationally scaling brands and/or in-house products.

In Massachusetts, Nevada, Ohio, Pennsylvania and Virginia, our dispensaries sell our own in-house brands and a variety of third-party cannabis products, including, cannabis dry flower, vaporizer forms of cannabis, edibles (where permissible), cannabis oil in capsule, tinctures, cannabis in topical products, and other cannabis products. In Illinois and California, our dispensaries sell a variety of third-party cannabis products, including cannabis dry flower, vaporizer forms of cannabis, cannabis oil in capsule, tinctures, cannabis in topical products, cannabis edible products and other cannabis products. Further, in California, we sell a variety of third-party manufactured cannabis products bearing our branding, through a white label licensing arrangement.

In connection with such cultivation and processing, we intend to utilize intellectual property, including trademarks, trade secrets, extraction techniques, concentrates and other proprietary information related to our cannabis brands within the states such cannabis brands are marketed and sold. We have received state approval to produce and market these products under such brands where applicable. We may pursue trademark registration of material brands with the U.S. Patent and Trade Office promptly following a change in the U.S. Patent and Trade Office's policy position towards cannabis products, which currently does not accept such registrations, or a change in related laws. We rely on non-disclosure and confidentiality agreements to protect our intellectual property rights. These brands and formulations include:

Premium Flower: The Bank

The Bank is known for its superior plant genetics and next-level cultivation. The Bank offers pre-packaged flower, infused blunts and pre-rolls comprised of three tiered lines including: Gold Standard, Cache and Vault each offering varying degrees of quality, availability and price. Currently, The Bank is available at our dispensaries in Massachusetts, Nevada, Pennsylvania, Ohio and Virginia, and other licensed retailers across these markets.

Vapes & Concentrates: The Lab

The Lab is renowned for high-quality, precision vape products, and concentrates, including the pioneering of live rosin. The Lab offers a wide selection of vape cartridges, disposables and concentrates. The Lab products are available at our dispensaries in Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia, and other licensed retailers across these markets.

Within The Lab brand family, we launched our first line of solventless live rosin extracts, the new top-shelf product line, produced purely from premium flower and extracted simply with ice and water, including a 0.5g vape extract cartridge and a 1g jarred concentrate available exclusively at our dispensaries in Massachusetts, Pennsylvania and Virginia under the name The Lab™ Solventless Live RSN. It is also expected to launch at our dispensaries in Nevada and Ohio pending regulatory approval.

Also within The Lab brand family, in 2022 we debuted our first line of concentrates made using hydrocarbon extraction. The Lab™ Live Resin is the second of several single-source concentrate product lines to be launched. Initially, we will exclusively carry The Lab™ Live Resin 500mg full-spectrum 0.5 gram 510 cartridges and 300mg rechargeable, all-in-one 0.3g vapes at our BEYOND HELLO™ retail locations in Massachusetts, Nevada, Pennsylvania and Virginia. We plan to roll out our hydrocarbon-extracted line at partner dispensaries across Massachusetts, Nevada, Pennsylvania and Virginia in the coming months. We also plan to launch a variety of 1 gram concentrates in the coming months, pending regulatory approval.

Edibles: Tasteology
Jushi launched Tasteology, an edible brand offering premium, real fruit, cannabis-infused gummies and chewable tablets. Tasteology is the culmination of extensive consumer research into both the taste and effect preferences of people in Jushi’s markets where edibles can be offered. Currently, Tasteology is available at our dispensaries in Massachusetts, Nevada, Ohio and Virginia, and other licensed retailers across these markets.
Fine Grind (Shake), Fine Flower (Popcorn) and Singles (Pre-Rolls): Sèchè
Sèchè is a new category in cannabis that redefines the perception of value products like shake and popcorn. Sèchè offers products like Fine Grind (Shake), Fine Flower (Popcorn) and Singles (Pre-Rolls). Currently, Sèchè is available at our dispensaries across California, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia, and other licensed retailers across these markets.
Premium Flower: Hijinks
In 2023, Jushi will be launching Hijinks, a new flower brand which is being developed to address the premium flower market and introduce our newer genetics. Hijinks will be available in Massachusetts, Pennsylvania and Virginia.

Cultivation & Processing
We are currently engaged in cannabis cultivation and processing in Pennsylvania, at our grower-processor facility operated by our wholly-owned subsidiary Pennsylvania Medical Solutions, LLC (“PAMS”). In November 2020, we announced our intention to launch a phased expansion of the PAMS facility to better serve the growing medical cannabis market in Pennsylvania. The first phase of the expansion, which was completed in the second quarter of 2022, expanded the facility from 81,000 sq. ft. to 123,000 sq. ft., increased total canopy from approximately 16,000 sq. ft. to approximately 35,000 sq. ft., and increased annual biomass capacity from about 8,000 lbs. to approximately 22,000 lbs. Phase two of the expansion, which will commence pending favorable regulatory developments in Pennsylvania, such as adult-use legislation, is expected to increase the PAMS facility from 123,000 sq. ft. to 210,000 sq. ft., increase total canopy from 35,000 sq. ft. to approximately 107,000 sq. ft., and increase annual biomass capacity from about 22,000 lbs. to approximately 60,000 lbs. In addition to these two phases of buildout, PAMS continues to assess and develop further expansion opportunities at the PAMS facility to meet the needs of patients and wholesale market demand, now and in the future.

We are also engaged in cannabis cultivation and processing in Virginia. Through our wholly-owned subsidiary Dalitso LLC (“Dalitso”), we operate a facility in Manassas, Virginia (the “Manassas Facility”) which allows us to cultivate, process, dispense and deliver medical cannabis to registered patients in Virginia. The Manassas Facility is approximately 93,000 sq. ft.

In May 2021, we began phase one of the expansion of the Manassas Facility, which added approximately 63,000 sq. ft. of cultivation, manufacturing and processing capacity and was completed in the second quarter of 2022. At full capacity, the facility has approximately 19,000 sq. ft. of canopy and an annual biomass production capacity of approximately 12,000 lbs. We are in the design phase of constructing a second connected on-site building that would be built in two phases (phase two and phase three), pending regulatory developments. Phase two of the second building is expected to increase the facility from 93,000 sq. ft. to 195,000 sq. ft., increase total canopy from about 19,000 sq. ft. to approximately 54,000 sq. ft., and increase annual biomass production from about 12,000 lbs. to approximately 35,000 lbs. We anticipate commencing phase two of the expansion when there is clear line of sight into the timing of the state’s regulatory developments surrounding the beginning of an adult-use sales program. Phase three would add another approximately 68,000 sq. ft. to the facility, 69,000 sq. ft. of canopy, and 45,000 lbs. of annual biomass production for a total of approximately 263,000 sq. ft., 123,000 sq. ft. of canopy, and 80,000 lbs. of annual biomass capacity. Dalitso’s planned facility buildout enables Dalitso to efficiently produce a consistent supply of medical cannabis products as patient access increases and the medical cannabis program continues to mature and expand.

In September 2021, we closed on our acquisition of Nature’s Remedy. Nature’s Remedy currently operates a 50,000 sq. ft. cultivation and processing facility in Lakeville, Massachusetts with indoor flower canopy and extraction and manufacturing capabilities (the “Lakeville Facility”). The Lakeville Facility completed an expansion to approximately 33,000 sq. ft. of canopy during the second half of 2021. As part of the expansion, the Lakeville Facility will be capable of producing annual biomass of approximately 21,000 lbs.

In Nevada, through our subsidiary FBS NV, we engage in cultivation and processing operations in North Las Vegas, Nevada, and are permitted to purchase and/or sell cannabis and cannabis products to other authorized licensees on a wholesale basis. FBS NV operates a 7,200 sq. ft. facility featuring state-of-the-art, indoor, multi-tier vertical cultivation that yields approximately 2,800 lbs. of high-quality dry flower per year. Pursuant to the hemp handler license, FBS NV was also permitted to handle raw industrial hemp, purchase hemp-derived constituents (such as hemp-derived CBD) from licensed hemp operators, and to infuse or manufacture products containing hemp-derived constituents. FBS NV surrendered its hemp handler license in 2022.

In April 2022, we expanded our capabilities in Nevada by acquiring NuLeaf, a Nevada-based vertically integrated business operating a 27,000 sq. ft. cultivation facility in Sparks, Nevada, and a 13,000 sq. ft. processing facility in Reno. NuLeaf’s cultivation operations span 27,000 sq. ft. over two floors in a 15,000 sq. ft. building in Sparks, Nevada. The building is equipped with ten single tier flower rooms, with a flower canopy encompassing approximately 6,800 sq. ft., and a custom building automation system for controlled temperature, humidity, lighting, and CO2 enrichment. NuLeaf also operates a separate 13,000 sq. ft. processing facility in Reno, Nevada. The facility currently has hydrocarbon extraction capabilities and can hold an additional extraction unit within the existing space.

In August 2021, we completed the acquisition of FBS OH, a licensed medical marijuana processor in Ohio. FBS OH operates an 8,000 sq. ft. state-of-the-art processing facility located in Columbus, Ohio. Additionally, we acquired OhiGrow, LLC (“OhiGrow”) located in Toledo, Ohio. OhiGrow holds a Level II cultivation license that initially allowed for up to 3,000 sq. ft. of cultivation area. OhiGrow currently operates approximately 1,900 sq. ft. of canopy in a free-standing building. There is additional available vacant space on the property, which can be further developed. We applied for the necessary state approvals to expand the OhiGrow facility’s cultivation area to up to 6,000 sq. ft. of cultivation area and our application was approved in February 2023.

Wholesale
In addition to branded and manufactured finished products, we plan to sell bulk refined cannabinoids and terpenes to vendors for use in their own finished products, as our production capacity increases in certain markets. The full scale and allocation of production utilization will depend upon the scale of our owned and managed retail footprint in addition to the production capacity of our cultivation and production facilities.

Branding and Marketing
We continue the rollout of our flagship brands across our key operating markets. After the launch of our online pre-ordering platform, BEYOND HELLO™ has evolved into a fully integrated digital to brick-and-mortar experience, providing customers real-time access to pricing and product availability. All of our current retail locations operate under the BEYOND HELLO™ brand except in Massachusetts and Nevada. In Massachusetts, our retail locations operate under the Nature’s Remedy brand. In Nevada, we operate three retail locations under the NuLeaf brand and one under the BEYOND HELLO™. We are planning for our future retail locations in Virginia, California and other states to operate under the BEYOND HELLO™ brand as well. Further, in states where we have licensed cultivation and processing operations, we produce products under our in-house brands including The Lab™, Seche™ and Tasteology™ where allowed.
We operate a state-by-state opt-in loyalty program, “The Hello Club,” that rewards patients and customers with points and other exclusive offers based on their past purchases. We leverage SMS and email lists to promote specific products.

We provide retail partners with approved merchandise, and other display materials to support sales. We create product imagery, video and descriptions which are included across online dispensary menus where our products are sold.
We take advantage of various directory platforms for cannabis businesses to help prospective patients and customers find our respective retail locations. We also run out-of-home marketing campaigns in approved markets and locations for our retail dispensaries.

Principal Markets & Competition

We compete against other retail and vertical licensees across the various state markets that we operate in. In certain markets, such as California, many of our competitors are small local dispensaries; however, we expect to compete against both large Multi-State Operators (“MSO”), as well as Canadian licensed producers, if and when cannabis is federally legal in the U.S. A "Multi-State Operator" is a colloquial term used to describe a company that engages in the cultivation, production and/or sale of cannabis and cannabis products in more than one state in accordance with applicable state and local laws, rules and regulations. In addition, we expect to compete against both third party and direct delivery services. We seek to address our competitive risk in these markets by picking strategic locations, with defensible buffers naturally built in through local regulations and local dispensaries laws.

With respect to cultivation and processing, we compete with both MSO's and local operators in the states in which we operate. In Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia, we compete with larger MSO's that may have better access to public markets, more experienced management teams, or are further along in terms of reaching scale. We are positioning ourselves to minimize all of the above risks through accretive acquisitions, superior execution, and thoughtful location of retail and manufacturing sites.

Business in Europe
We hold a 51% interest in Jushi Europe SA, a company organized under the laws of Switzerland. Jushi Europe’s wholly owned Portuguese subsidiary, JPTREH Unipessoal Limitada, a business entity organized under the laws of Portugal (Jushi Portugal), submitted an application to Portugal’s National Authority for Medicines and Health Products (INFARMED) for import, cultivation and export of medical cannabis. Jushi Portugal was granted a pre-license in November 2020. Jushi Portugal acquired 32 acres of land to construct a greenhouse cultivation facility in southern Portugal. The build-out of the greenhouse cultivation facility commenced, but was subsequently halted.

In February 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then in March 2022, the independent accounting firm for Jushi Europe also filed a notice of over-indebtedness with the Swiss courts. As a result of the impending bankruptcy of Jushi Europe, we determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4.6 million for the year ended December 31, 2021, which is included in operating expenses in the consolidated statements of operation and comprehensive income (loss). The Swiss courts declared Jushi Europe’s bankruptcy in May 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.

Neither Jushi Europe nor Jushi Portugal operates nor plans to operate in any emerging markets (as defined by Ontario Securities Commission Staff Notice 51-720 – Issuer Guide for Companies Operating in Emerging Markets).

Regulatory Overview
Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved in the cannabis industry.

Federal Regulation of Cannabis in the U.S.
Under U.S. federal law, marijuana is classified as a Schedule I drug. The Controlled Substances Act (CSA) has five different tiers or schedules. A Schedule I drug means the Drug Enforcement Agency considers it to have a high potential for abuse, no accepted medical treatment and lack of accepted safety for the use of it even under medical supervision. Other Schedule I drugs include heroin, LSD and ecstasy. In June 2018, the U.S. Food and Drug Administration (the FDA) approved Epidiolex, a purified form of CBD derived from the marijuana plant and used to treat two rare, intractable forms of epilepsy. We believe marijuana’s categorization as a Schedule I drug is thus not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties and can be safely administered. In this respect, 38 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands have passed laws authorizing comprehensive, publicly available medical marijuana programs, and 21 of those states and the District of Columbia have passed laws legalizing marijuana for adult-use.

In an effort to address incongruities between marijuana prohibition under the CSA and legalization under various state laws, the federal government issued guidance to law enforcement agencies and financial institutions during the Presidency of Barack Obama through Department of Justice (DOJ) memoranda. The most recent such memorandum is a DOJ memorandum issued by Deputy Attorney General James Cole in 2013 (the Cole Memo). The Cole Memo provided guidance to federal enforcement agencies as to how they should prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo shielded individuals and businesses participating in state-legal marijuana operations from prosecution under federal drug laws, excepting marijuana-related conduct that fell into one of the following enumerated prosecution priorities:

1.Preventing the distribution of marijuana to minors;
2.Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;
3.Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
4.Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
5.Preventing the violence and the use of firearms in the cultivation and distribution of marijuana;
6.Preventing the drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
7.Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
8.Preventing marijuana possession or use on federal property.

In January 2018, then U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo. Rather than provide nationwide guidance respecting marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute. With the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles. Former U.S. Attorney General Jeff Sessions resigned in November 2018 and was replaced by Matthew Whitaker as interim Attorney General. In February 2019, William Barr was sworn in as Attorney General. Mr. Barr resigned as Attorney General in December 2020 and Merrick Garland was sworn in as Attorney General in March 2021. Attorney General Merrick Garland’s public comments to date suggest that the prosecution priorities outlined in the Cole Memo shape the Department of Justice’s prosecutorial priorities under his tenure.

Despite rescission of the Cole Memo, we remain mindful of the common-sense prosecution priorities set forth therein and have not modified policies or procedures intended to support its underlying safety-focused intent. To this end, we and our operating subsidiaries adhere to industry best practices for operations, mandate strict compliance with applicable state and local laws, rules, regulations, ordinances, guidance and like authority, implement procedures designed to ensure operations do not exceed what is authorized under applicable licenses, perform stringent diligence on third-parties with whom we do business, perform background checks on employees and maintain state-of-the-art seed-to-sale inventory tracking and other security infrastructure. Regular reviews of the foregoing and related operations, premises, documentation and the like are performed to ensure compliance with our safety, security and compliance standards.

Due to the CSA categorization of marijuana as a Schedule I drug, U.S. federal law makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the Bank Secrecy Act. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and adult-use marijuana by U.S. states, the Treasury Department Financial Crimes Enforcement Network FinCEN has issued guidance in 2014 to prosecutors handling money laundering and other financial crimes advising them not to focus enforcement efforts on banks and other financial institutions servicing marijuana-related businesses so long as such businesses are legally operating under state law and not engaging in conduct within the scope of a Cole Memo prosecution priority (such as keeping marijuana away from minors and out of the hands of organized crime). The 2014 FinCEN guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:

1.Verifying with the appropriate state authorities whether the business is duly licensed and registered;
2.Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;
3.Requesting from state licensing and enforcement authorities available information about the business and related parties;
4.Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);
5.Ongoing monitoring of publicly available sources for adverse information about the business and related parties;
6.Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and
7.Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, the 2014 FinCEN guidance allows financial institutions to reasonably rely on the accuracy of information provided by state licensing authorities where states make such information available.

Unlike the Cole Memo, 2014 FinCEN guidance remains effective as of the date of this Form 10-K. During the Trump Administration, Secretary of the Treasury Steven Mnuchin publicly voiced his intent to leave such guidance in force and effect. The current Secretary of the Treasury, Janet Yellen, has not provided any public comment regarding her positions on the 2014 FinCEN guidance, but has previously indicated that she would be in favor of legislation that would provide safe harbor to financial institutions that worked with state-legal marijuana-related businesses. Nonetheless, despite FinCEN’s guidance, most banks and other financial institutions are still unwilling to provide banking or other financial services to marijuana businesses resulting in largely cash-based operations. While the FinCEN guidance decreased some risk for banks and financial institutions that accept marijuana business, it has not increased the industry’s access to banking services because financial institutions are required to perform extensive, continuous customer diligence respecting marijuana customers and are not immune from prosecution based on transacting business with such customers. In fact, some banks that had been servicing marijuana businesses have been closing the marijuana businesses’ accounts and are now refusing to open accounts for new marijuana businesses due to cost, risk, or both.

Although the Cole Memo was rescinded and FinCEN’s guidance has not made financial services widely available to legal marijuana businesses, a key legislative safeguard for the medical cannabis industry remains in place. Specifically, certain temporary federal legislative enactments that protect the medical marijuana industry have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment or “rider” to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has since included in successive budgets a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrbacher-Farr” Amendment after its original lead sponsors (it is also sometimes referred to as the Rohrabacher-Blumenauer Amendment or the Joyce-Leahy Amendment). In 2021, President Biden proposed a budget with the Rohrbacher-Farr amendment included. The amendment has been renewed numerous times since then, and is currently effective through September 2023.
Though there is no guarantee the Presidency of Joe Biden or a future administration will not change relevant federal policy, as a practical matter, the legal marijuana industry has not seen a material change in federal enforcement activities since rescission of the Cole Memo. In testimony given on March 1, 2023, Attorney General Merrick Garland indicated that the Department of Justice policy on marijuana policy will be consistent with Cole Memo policy. Regardless, it is possible existing appropriation rider protection and existing prosecutorial discretion not to enforce federal drug laws against state-legal marijuana business could change at any time.

Finally, revenue from our marijuana operations is subject to Section 280E of the Code. Section 280E of the Code prohibits marijuana businesses from deducting ordinary and necessary business expenses, resulting in a materially higher effective federal income tax rate than businesses in other industries. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be in a different industry.

Industrial Hemp
In December 2018, the Agricultural Improvement Act of 2018 (“the Farm Bill”) became law in the U.S. Under the Farm Bill, industrial and commercial hemp is no longer to be classified as a Schedule I controlled substance in the U.S. Hemp includes the plant cannabis sativa L and any part of that plant, including seeds, derivatives, extracts, cannabinoids and isomers. To qualify under the Farm Bill, hemp must contain no more than 0.3 % of delta-9-THC. The Farm Bill explicitly allows interstate commerce of hemp which will enable the transportation and shipment of hemp across state lines, thus, the Farm Bill fundamentally changed how hemp and hemp-derived products (such as those containing CBD extracted from hemp) are regulated in the U.S.

State Regulatory Environment
The following sections describe the legal and regulatory landscape in states where our subsidiaries currently operate or intend to operate in the near-term future. While we actively work to ensure all of our operations are fully compliant with applicable state and local laws, rules, regulations, licensing requirements, ordinances and other applicable governing authority, the rules and regulations as outlined below are not a comprehensive representation of all the rules that we and our subsidiaries are required to follow in each applicable state. There are significant risks associated with our business and readers are strongly encouraged to carefully review and consider all of the risks set forth and described herein.

Common State Law Requirements
Although each state has its own laws and regulations regarding the operation of cannabis businesses, certain of the laws and regulations are consistent across jurisdictions. For example, to operate legally under state laws, marijuana businesses must typically obtain a license from the state. In some states, local marijuana-specific approvals are also required. In these jurisdictions, local governments may be authorized to prohibit or otherwise impose material restrictions on cannabis operations, including by proscribing rules limiting the type(s) and/or number of license(s) allowed (such authority is in addition to ordinary and customary building, fire and land use regulatory control). In many cases, securing local approval(s) is a prerequisite to state issuance of a full or unconditional license. Further, only cannabis grown or manufactured within the state can be sold in such state.

License application and renewal processes are unique to each state, and as applicable, each locality. However, generally each state’s application process requires a comprehensive criminal history disclosure of key individuals (such as major shareholders, directors, officers, certain managers and other individuals to the extent they are known at the time of application (Key Individuals)), and as to the applicant entity (and often its affiliates) and such Key Individuals, marijuana licensing and compliance history, financial and personal disclosures, detailed operating plans, facility information (often including drawings and plans), security-related plans, an affirmative obligation to report changes to or deviations from information set forth in the application, and other information designed to ensure only reputable, law-abiding individuals and entities ready, willing and able to operate in compliance with applicable state laws, rules and regulations are awarded marijuana licenses.

Applicants for marijuana licenses are commonly required to submit standard operating procedures (“SOPs”) describing how the proposed business will secure its facility(ies), manage inventory, comply with inventory tracking requirements and other reporting obligations, effectuate safe marijuana transactions, handle waste, train employees, implement quality control measures, and perform other tasks necessary and appropriate to operate in a safe, secure, and compliant manner. SOPs submitted as part of licensing applications are typically reviewed, evaluated and ultimately approved by regulators, and must generally remain in force and effect after issuance of a license. Any material change to SOPs requires prior written regulatory approval in nearly all cases. Finally, marijuana operations are continuously subject to inspection, with or without notice, by cannabis regulators and certain authorized law enforcement agencies.

California
California Licenses

In California, State and local medical and adult-use cannabis business licenses are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the Department of Cannabis Control (“the DCC”), which is the successor regulator to the Bureau of Cannabis Control. While renewals are annual, there is no limit to the number of renewals a licensee may obtain. Assuming requisite renewal fees are paid, renewal applications are submitted in a timely manner, and the establishment has not been cited for material violations, renewal applicants can anticipate approval in the ordinary course of business. However, any unexpected denials, delays or costs associated with a licensing renewal could impede planned operations and may have a material adverse effect on our business, financial condition, results of operations or prospects.

We currently hold three (3) medical and adult-use cannabis business licenses to operate dispensaries in Santa Barbara, California, Palm Springs, California and Grover Beach, California. Our dispensaries located in Santa Barbara and Grover Beach are currently operational. Our Palm Springs dispensary’s operations, which were voluntarily suspended while the store underwent a significant renovation, resumed operations in the third quarter of 2022. In addition, one of our subsidiaries entered into a long-term lease agreement for a bespoke, ground-up build in Culver City, California. We also received approval to move forward in the merit-based application process as one of three selected applicants for a storefront retail (and ancillary delivery) permit in Culver City, California.

License and Regulations
Adult-use retailer licenses permit the sale of cannabis and cannabis products to any individual age 21 years of age or older who does not possess a physician’s recommendation. Thus, should a subsidiary be awarded a license, it will be authorized to sell cannabis and cannabis products to adults over the age of 21 subject to customer presentation of a valid government-issued photo ID. As with all state-legal marijuana programs, only cannabis grown in California can be sold in California and retail licensees may only sell cannabis products procured from a duly licensed distributor or licensed microbusiness authorized to engage in distribution. All cannabis products are subject to appropriate laboratory testing, packaging, labeling, and tracking requirements. Upon receipt, licensed retailers must confirm cannabis products have not expired, are properly packaged and bear batch numbers which correspond with tracking and laboratory analysis documentation. Cannabis and cannabis products may only be displayed for inspection and sale on the sales floor of the facility, and may only be removed from packaging for customer inspection if placed in a proper container provided by the licensee and not readily accessible without the assistance of licensee staff (who must remain with the customer throughout such inspection). Any cannabis product displayed or inspected in this manner must be destroyed following inspection or when no longer being used for display purposes and may not be sold or consumed. Retailers may only provide free cannabis products under certain, very limited circumstances and may not sell other goods, with the exception of cannabis accessories and branded merchandise.

Medicinal retailer licenses permit the sale of medicinal cannabis and cannabis products for use pursuant to the Compassionate Use Act of 1996, found at Section 11362.5 of the California Health and Safety Code, by a medicinal cannabis patient in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal marijuana recommendations. We maintain an open, transparent and collaborative relationship with the DCC and local-level cannabis regulators.

Reporting Requirements
The State of California uses Metrc LLC’s METRC solution (“METRC”) as the state’s track-and-trace (T&T) system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via application programming interface.

Operating Procedure Requirements
Licensing applicants must submit SOPs describing how the operator will, among other requirements, secure the facility, manage inventory, comply with seed-to-sale requirements, dispense cannabis, and handle waste. Once an SOP is approved by the governing regulating body(ies), licensees must provide their employees with SOP training and seek written approval from governing regulating bodies before materially changing their SOPs.

Storage and Security

To ensure the safety and security of cannabis facilities and operations, the DCC requires licensees to:

1.Maintain a fully operational security alarm system;
2.Contract for security guard services;
3.Maintain a video surveillance system that records continuously 24 hours a day;
4.Ensure adequate lighting is installed and maintained on and about licensed facilities;
5.Only transact business during authorized hours of operations;
6.Store cannabis and cannabis product only in areas identified for such purposes on drawings submitted to and approved by the State of California in connection with licensing;
7.Store all cannabis and cannabis products in a secured, locked room or a vault;
8.Report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and
9.To the extent applicable based on a licensee’s authorized scope of operations, ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC, that meet DCC distribution requirements, are to be used to transport cannabis and cannabis products.

In addition to DCC storage and security requirements, local jurisdictions may have additional storage and security requirements. Such requirements, to the extent they exist, may vary from one locality to another.

Site-Visits & Inspections
The DCC and its authorized representatives have broad authority, with or without notice, to inspect licensed cannabis operations, including premises, facilities, equipment, books and records (which may be copied, and such copies retained), and cannabis products. Failure to grant DCC representatives full and immediate access to facilities, property, and premises, and to cooperate with inspections and investigations may result in disciplinary action. Laws and regulations enacted by many local jurisdictions grant local cannabis governing bodies and law enforcement agencies similar inspection authority.

We are in compliance with the laws of the State of California and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation which are outstanding which may have an impact on our licenses, business activities or operations in the State of California. Notwithstanding the foregoing, like most businesses, we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of California, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of California. See “Regulatory Framework – Compliance.”

Illinois

Illinois Regulatory Landscape
In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical marijuana, became effective. There are over 35 qualifying conditions as part of the medical program, including epilepsy, traumatic brain injury, and post-traumatic stress disorder. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, that allows individuals who have/could receive a prescription for opioids to access medical marijuana.

In June 2019, Illinois legalized adult-use marijuana pursuant to the Cannabis Regulation and Tax Act (the IL Act). Effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of marijuana (non-residents may possess up to 15 grams). Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. The Illinois Department of Financial and Professional Regulation (“IDFPR”) has granted approximately 48 Early Approval Adult Use Dispensing Organization licenses to date. The IL Act further authorized the IDFPR to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 2020 and an additional 110 conditional licenses during 2021 (no person may hold a financial interest in more than 10 dispensing organizations); due to procedural delays related to litigation against the State of Illinois to which we are not currently a party to, conditional licenses began being issued in 2021 and 192 have been issued to-date. Conditional licenses from this round of applications have been awarded. In December 2022, Governor Pritzker’s administration announced another 55 Conditional Adult Use Dispensing Organization licenses to be awarded via a lottery to take place in 2023, for which applicants must be qualified as social equity criteria as mandated by the state.

The Illinois Department of Agriculture (“the IL Ag. Department”) is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The IL Ag. Department has issued approximately 21 Early Approval Adult Use Cultivation Centers to date. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 sq. ft. of canopy space. Cultivation centers are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The IL Ag. Department was also permitted to license up to 40 craft growers and 40 infuser organizations by July 2020 (license awards have been delayed due to the COVID-19 pandemic) and another 60 of each license type by the end of 2021; however, the remaining 60 craft grower license awards were delayed until 2022 due to procedural delays related to litigation against the State of Illinois to which we are not currently a party to. The IL Ag. Department closed the application period for craft growers, infusers, and cannabis transporters in March 2020.

The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans to comply with such requirements. For example, applicants for dispensary licenses must include an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan. Applicants for craft growers must similarly submit a facility plan, an employee training plan, a security plan, a record keeping plan, a cultivation plan, a product safety and labeling plan, a business plan, an environmental plan, and more.

Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Cultivation licenses are subject to similar operational requirements, such as complying with detailed security and storage requirements, and must also establish plans to address energy, water, and waste-management needs. Dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

The IL Ag. Department is authorized to promulgate, and has promulgated, regulations for cultivators, craft growers, infuser organizations, and transporting organizations. The IDFPR is authorized to regulate dispensaries but has not yet issued adult-use regulations. Therefore, currently licensed adult-use retail operations are governed by the IL Act and adult-use retail applications submitted during the application window, which closed in January 2020, will be evaluated under and in accordance with the IL Act.

We, through our subsidiaries in the State of Illinois, are in compliance with applicable licensing requirements in the State of Illinois.

To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Illinois. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment.”

Illinois Licenses
As of the date of this Form 10-K, we operate four adult-use (with two co-located medical) cannabis dispensaries in the State of Illinois, located in or around the cities of Sauget, Normal and Bloomington. All four dispensaries are operated under our BEYOND HELLO™ brand.

In August 2021, Jushi’s partner Northern Cardinal Ventures, LLC was selected to receive a Conditional Adult Use Dispensing Organization license in Illinois via the state’s lottery process. The dispensary location is designated for the Peoria Bureau of Labor Statistics region in Illinois and will be BEYOND HELLO’s fifth location in the state. After delays due to an injunction pursuant to litigation against the State of Illinois of which neither Northern Cardinal Ventures, LLC nor Jushi is a party to, in July 2022, Northern Cardinal Ventures, LLC received its Conditional Adult Use Dispensing Organization license, and has received local approvals necessary to proceed with its Adult Use Dispensing Organization license.

All medical and adult-use dispensing organizations licensed by IDFPR hold registration certificates valid for a period of one year and subject to annual or biannual renewals after required fees are paid and the organization remains in good standing. Renewals are generally communicated by IDFPR within 90 days of a license's expiration through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Beyond Hello IL, LLC (“BHIL”) would expect to receive the applicable renewed license in the ordinary course of business. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on our business, financial condition, results of operations or prospects.

License and Regulations
Medical marijuana retail dispensary licenses permit BHIL to purchase cannabis and cannabis products from licensed cultivation/processing facilities and to sell cannabis and cannabis products to registered patients. The adult-use dispensing organization license permits BHIL to acquire cannabis from a licensed cultivation center, craft grower, processing organization, or another dispensary and to sell cannabis and cannabis products (and limited other items) to adult-use purchasers, registered medical cannabis patients and registered caregivers.

BHIL must operate in accordance with the representations made in its license application materials, unless otherwise approved by the IDFPR. It must include its name on the packaging of any cannabis product it sells. All medical products must be obtained from an Illinois registered medical cultivation center, while all adult-use products must be obtained from a licensed adult-use cultivation center, craft grower, processing organization, or another dispensary. BHIL must inspect and document (e.g., through the State of Illinois tracking system and in accordance with SOPs) all cannabis and cannabis products it acquires for resale. Any cannabis or cannabis products not properly packaged, labeled or inconsistent with State of Illinois tracking records must be rejected at the time of delivery. At all times, dispensing facilities must remain in compliance with all applicable building, fire, safety and land use laws, rules and regulations, and may not operate a drive through window or offer delivery services. BHIL may only operate during state regulated approved hours (6 a.m. to 10 p.m., daily) and must ensure two or more employees are present during all operating hours.

Each dispensary must submit a list of all third-party vendors to the IDFPR and identify all service professionals that will work at the dispensary by name and set forth a description of the services such person will provide. No service professional may work in the dispensary until his or her name is provided to IDFPR and appears on the facility’s service professional list.

BHIL may not produce or manufacture cannabis or cannabis products and may not permit on-site consumption at its facilities. BHIL may only sell cannabis or cannabis products to consumers who present a valid medical cannabis registration identification card or valid government-issued photo identification (ID) evidencing the customer is 21 years of age or older. BHIL must deal with all suppliers on the same terms and may not enter into an exclusive agreement with any supplier. Further, BHIL may not contract with, pay, or have a profit-sharing arrangement with third party groups involved in assisting individuals with finding a physician or completing the patient or participant application; nor may it pay a referral fee to a third-party group for sending it patients or participants. No more than 40% of its adult-use inventory may originate from a single supplier. Dispensing organizations are subject to inspections, with or without notice. Licensees are required to cooperate with such inspections and must make all records, plans, logs, reports and other operational documents available for inspection and copying upon request.

Craft grower licensees are authorized to cultivate cannabis and manufacture cannabis products (including cannabis infused products), and to sell cannabis and cannabis products to licensed adult-use dispensing organizations or for use at licensed manufacturers. Transportation licensees are authorized to transport cannabis and cannabis products between licensed cannabis facilities.

Reporting Requirements
The State of Illinois uses BioTrack THC as its inventory tracking system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via application programming interface

Storage and Security
BHIL dispensaries must store inventory on-site in a secured and restricted-access area and enter information into the State of Illinois’ tracking system as required by Illinois law and IDFPR rules. Any cannabis or cannabis products in an open or defective package, which have expired, or which we otherwise have reason to believe have been opened or tampered with must be segregated in secure storage until promptly and properly disposed of.

Dispensing facilities are also required to implement security measures designed to deter and prevent unauthorized entry into the facility (and restricted-access areas) and theft, loss or diversion of cannabis or cannabis products. In this respect, dispensing facilities must maintain a commercial grade alarm and surveillance system installed by an Illinois licensed private alarm contractor or private alarm contractor agency. BHIL must also implement various security measures, as required by law, rule regulation or SOPs, designed to protect the premises, customers and dispensing organization agents (employees).

Transportation Requirements
Currently, licensed cultivation centers may transport cannabis and cannabis products in accordance with certain guidelines; however, from July 2020 cultivation centers are prohibited from transporting adult-use cannabis without obtaining a separate transporting organization license beginning, provided that such prohibition was and remains suspended pursuant to Executive Order 2020-45. For medical marijuana, dispensing organizations must receive a copy of the shipping manifest prepared by the cultivation center in advance of transport and is required to check the product delivered against such manifest at the time of delivery. All cannabis and cannabis products must be packaged in properly labeled and sealed containers and may not be accepted by a dispensary recipient if packaging is damaged or labels are missing, damaged or tampered with.

We are in compliance with the laws of the State of Illinois and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in the State of Illinois. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of Illinois, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of Illinois. See “Regulatory Framework – Compliance.”

Massachusetts

Massachusetts Regulatory Landscape
Cannabis for medical use was legalized in Massachusetts by voter approval of the Massachusetts Medical Marijuana Initiative in 2012. The law took effect on January 1, 2013, eliminating criminal and civil penalties for the possession and use of up to a 60-day or ten (10) ounce supply of marijuana for medical use for patients possessing a State-issued registration card. In November 2016, Massachusetts voters approved Question 4 or the Massachusetts Marijuana Legalization, Regulation and Taxation of Marijuana Initiative, which allowed for recreational or “adult-use” cannabis in Massachusetts. In July 2017, the Cannabis Control Commission (“the CCC”) was established under Chapter 55 of the Acts of 2017 to implement and administer laws enabling access to medical and adult-use cannabis. The Commission was appointed in September 2017, and in November 2018, the CCC issued the first notices for retail marijuana establishments to commence adult-use operations in Massachusetts. Under the current law, there are no State-wide limits on the total number of licenses issued; however, no individual or entity shall be an owner or a controlling person over more than three licenses in a particular class of license. Similarly, no individual, corporation or other entity shall be an owner or in a position to control the decision making of more than three licenses in a particular class of license. In addition, all marijuana establishments are required to enter into host community agreements with the municipality in which they are located.

Massachusetts Licenses
Through an affiliate we acquired the licenses previously held by Nature’s Remedy, which include one (1) final adult-use cultivation license, one (1) final adult-use product manufacturer license and two (2) final adult-use retailer licenses in Massachusetts. Nature’s Remedy also holds one (1) provisional license for adult-use cultivation. Furthermore, Nature’s Remedy held one (1) medical license that permits vertically-integrated operations including the ability to maintain one (1) medical marijuana dispensary in Massachusetts. Under the terms of the adult-use marijuana cultivator license, the licensee may cultivate, process and package marijuana, and transfer marijuana products to marijuana establishments, but not to consumers. An adult-use marijuana product manufacturer is an entity authorized to obtain, manufacture, process and package marijuana and marijuana products, to transfer marijuana and marijuana products to marijuana establishments, but not to consumers. An adult-use marijuana retailer is an entity authorized to purchase, repackage, white label, and transport marijuana and marijuana products from marijuana establishments and transfer marijuana and marijuana products to marijuana establishments and to sell to consumers. The medical marijuana treatment center (“MTC”) licenses are vertically integrated and permit a licensee to cultivate, manufacture, process, package, transport, deliver, sell, and purchase marijuana pursuant to the terms of the medical licenses. Massachusetts does not issue a single vertically integrated adult-use license like the MTC license. License types for adult-use are individual for each function and a licensee may pursue multiple license types. Because marijuana is not federally legal, a licensee can sell only cannabis that is grown and manufactured in Massachusetts. An adult-use marijuana retailer provides a retail location which may be accessed by consumers 21 years of age or older or, if the retailer is co-located with an MTC, by individuals who are registered qualifying patients with the Medical Use of Marijuana Program with a registration card. In order for a customer to be dispensed marijuana, they must present a valid government issued photo ID immediately upon entry of the retail facility. If the individual is younger than 21 years old but 18 years of age or older, he or she shall not be admitted unless he or she produces an active medical registration card issued by the CCC. If the individual is younger than 18 years old, he or she shall not be admitted unless he or she produces an active medical registration card and is accompanied by a personal caregiver with an active medical registration card. In addition to the medical registration card, registered qualifying patients 18 years of age and older and personal caregivers must also produce proof of identification. Each recreational customer may be dispensed no more than one ounce of marijuana or five grams of marijuana concentrate per transaction as outlined in 935 CMR 500.140(3)(a)(1). Medical patients may be dispensed up to a 60- day supply of marijuana, or the equivalent amount of marijuana in marijuana infused products, that a registered qualifying patient would reasonably be expected to need over a period of 60 calendar days for his or her personal medical use, which is ten ounces, subject to 935 CMR 501.140(3)(a). Allowable forms of marijuana in Massachusetts include smokable dried flower, dried flower for vaporizing, cannabis derivative products (i.e., vape pens, gel caps, tinctures, etc.) and medical cannabis-infused products, including edibles.

Reporting Requirements
The CCC uses METRC as its T&T system used to track commercial cannabis activity and movement across the distribution chain. The system allows for other third-party system integration via application programming interface.

Medical Cannabis Regulations
Massachusetts has authorized the cultivation, possession and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program (“the MUMP”) registers qualifying patients, personal caregivers, MTCs, and MTC agents. MTCs were formerly known as Registered Marijuana Dispensaries (“RMD”). The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana”, following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (referred to herein as the Massachusetts Medical Act). MTC Certificates of Registration are vertically integrated licenses in that each MTC Certificate of Registration entitles a license holder to one cultivation facility, one processing facility and one dispensary locations. There is a limit of three MTC licenses per person/entity. The CCC regulations, 935 CMR 501.000 et seq. (referred to herein as the Massachusetts Medical Regulations), provide a regulatory framework that requires MTCs to cultivate, process, transport and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for human immunodeficiency virus (HIV), acquired immune deficiency virus (AIDS), hepatitis C, amyotrophic lateral sclerosis, Crohn’s disease, Parkinson’s disease, and multiple sclerosis when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider. The CCC assumed control of the MUMP from the Department of Public Health in December 2018. The CCC approved revised regulations for the MUMP in November 2020, which are now effective.

Medical Cannabis Licensing Requirements
The Massachusetts Medical Regulations delineate the licensing requirements for MTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of Commonwealth of Massachusetts, Department of Revenue and Department of Unemployment Assistance; (ii) no executive, member or any entity owned or controlled by such executive or member directly or indirectly controls more than three MTC licenses; (iii) an MTC may not cultivate medical cannabis from more than two locations statewide; (iv) MTC agents must be registered with the CCC; (v) an MTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vi) one executive of an MTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information system; (vii) the MTC applicant has at least $500,000 in its control as evidenced by bank statements, lines of credit or equivalent; and (viii) payment of the required application fee.

In an MTC application, an applicant must also demonstrate or include: (i) the name, address, date of birth and resumes of each executive of the applicant and of the members of the entity; (ii) a plan to obtain liability insurance coverage in compliance with statutes; (iii) a detailed summary of the business plan for the MTC; (iv) an operational plan for the cultivation of marijuana including a detailed summary of policies and procedures; and (v) a detailed summary of the operating policies and procedures for the MTC including security, prevention of diversion, storage of marijuana, transportation of marijuana, inventory procedures, procedures for quality control and testing of product for potential contaminants, procedures for maintaining confidentiality as required by law, personnel policies, dispensing procedures, record keeping procedures, plans for patient education and any plans for patient or personal caregiver home delivery. An MTC applicant must also demonstrate that it has: (i) a successful track record of running a business; (ii) a history of providing healthcare services or services providing marijuana for medical purposes in or outside of Massachusetts; (iii) proof of compliance with the laws of Massachusetts; (iv) complied with the laws and orders of Massachusetts; and (v) a satisfactory criminal and civil background. Finally, an MTC applicant must specify a cultivation tier for their license, which establishes the minimum and maximum square footage of canopy for their cultivation operation.

Upon the determination by the CCC that an MTC applicant has responded to the application requirements in a satisfactory fashion, the MTC applicant is required to pay the applicable registration fee and shall be issued a Provisional MTC license and, following completion of certain regulatory requirements, a Final MTC license.

After receipt of a Provisional MTC license, the CCC shall review architectural plans for the building of the MTC’s cultivation facility and/or dispensing facilities, and shall either approve, modify or deny the same. Once approved, the MTC provisional license holder shall construct its facilities in conformance with the requirements of the Massachusetts Medical Regulations. Once the CCC completes its inspections and issues approval for an MTC of its facilities, the CCC shall issue a Final MTC License to the MTC applicant. Final MTC Licenses are valid for one year, and shall be renewed by filing the required renewal application no later than sixty days prior to the expiration of the certificate of registration. A licensee may not begin cultivating marijuana until it has been issued a Final MTC License by the CCC.

MTC Licenses in Massachusetts are renewed annually. Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, we would expect to receive the applicable renewed licenses in the ordinary course of business.

Massachusetts Medical Cannabis Dispensary Operational Requirements
An MTC shall follow its written and approved operation procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the Massachusetts Medical Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana; (v) storage and waste disposal protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; and (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that an MTC must comply with. More specifically, an MTC is to comply with all local requirements regarding siting, provided however that if no local requirements exist, an MTC shall not be sited within a radius of 500 feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed MTC. The Massachusetts Medical Regulations require that MTCs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. An MTC may only dispense to a registered qualifying patient or caregiver who has a current valid certification.

Massachusetts Medical Cannabis Security and Storage Requirements
An MTC is to implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MTC. These measures must include: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MTC facility; (ii) preventing individuals from remaining on the premises of an MTC if they are not engaging in activities that are permitted; (iii) disposing of marijuana or by-products in compliance with law; (iv) establishing limited access areas accessible only to authorized personnel; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MTC is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the RMD does not allow a person to conceal themselves. An MTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and windows and doors, (ii) includes a panic/duress alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all records and the ability to produce a clear, color still photo. The video surveillance system shall have the capacity to remain operational during a power outage. The MTC must also maintain a backup alarm system with the capabilities of the primary system, and both systems are to be maintained in good working order and are to be inspected and tested on regular intervals.

Massachusetts Medical Cannabis Transportation Requirements
Marijuana or marijuana-infused products (MIPs) may be transported between licensed MTCs by MTC agents on behalf of an MTC. MTCs or deliver-only retailers may, with CCC approval, transport marijuana or MIPS directly to registered qualifying patients and caregivers as part of a home delivery program. An MTC shall staff transport vehicles with a minimum of two dispensary agents. At least one agent shall remain with the vehicle when the vehicle contains marijuana or MIPs. Prior to leaving the origination location, an MTC must weigh, inventory, and account for, on video, the marijuana to be transported.

Marijuana must be packaged in sealed, labeled, and tamper-proof packaging prior to and during transportation. In the case of an emergency stop, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. An MTC shall ensure that delivery times and routes are randomized. Each MTC agent shall carry his or her CCC-issued MUMP ID Card when transporting marijuana or MIPs and shall produce it to CCC representatives or law enforcement officials upon request. Where videotaping is required when weighing, inventorying, and accounting of marijuana before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. An MTC must document and report any unusual discrepancy in weight or inventory to the CCC and local law enforcement within 24 hours. An MTC shall report to the CCC and local law enforcement any vehicle accidents, diversions, losses, or other reportable incidents that occur during transport, within 24 hours. An MTC shall retain transportation manifests for no less than one year and make them available to the CCC upon request. Any cash received from a qualifying patient or personal caregiver must be transported to an MTC immediately upon completion of the scheduled deliveries. Vehicles used in transportation must be owned, leased or rented by the MTC, properly registered, and contain a GPS system that is monitored by the MTC during transport of marijuana and said vehicle must be inspected and approved by the CCC prior to use.

During transit, an MTC is to ensure that: (i) marijuana or MIPs are transported in a secure, locked storage compartment that is part of the vehicle transporting the marijuana or MIPs; (ii) the storage compartment cannot be easily removed (for example, bolts, fittings, straps or other types of fasteners may not be easily accessible and not capable of being manipulated with commonly available tools); (iii) marijuana or MIPs are not visible from outside the vehicle; and (iv) the product is transported in a vehicle that bears no markings indicating that the vehicle is being used to transport marijuana or MIPs and does not indicate the name of the MTC. Each MTC agent transporting marijuana or MIPs shall have access to a secure form of communication with personnel at the origination location when the vehicle contains marijuana or MIPs.

Massachusetts Adult-Use Cannabis Licensing Requirements
Many of the same application requirements exist for an adult-use marijuana establishment license application as to those for a medical MTC application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use marijuana establishment within the municipality, and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include, amongst other information, the proposed timeline for achieving operations, liability insurance, a business plan, and a detailed summary describing the marijuana establishment’s proposed operating policies including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records, diversity plans, and employee training protocols.

Massachusetts Adult-Use Cannabis Dispensary Operational Requirements
Marijuana retailers are subject to certain operational requirements in addition to those imposed on marijuana establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least 21 years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and the Secretary of Massachusetts, Department of Revenue and Department of Unemployment Assistance. Retailers are required to conduct monthly analyses of equipment and sales data to determine that such systems have not been altered or interfered with to manipulate sales data, and to report any such discrepancies to the CCC.

Dispensaries must also make consumer education materials available to patrons in languages designated by the CCC, with analogous materials for visually- and hearing-impaired persons. Such materials must include:

1.A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;
2.A warning that when under the influence of marijuana, driving is prohibited and machinery should not be operated;
3.Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;
4.Materials offered to consumers to enable them to track the strains used and their associated effects;
5.Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;
6.A discussion of tolerance, dependence, and withdrawal;
7.Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;
8.A statement that consumers may not sell marijuana to any other individual;
9.Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and
10.Any other information required by the CCC.

Massachusetts Adult-Use Cannabis Security and Storage Requirements
Each marijuana establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

1.Positively identifying and limiting access to individuals 21 years of age or older who are seeking access to the marijuana establishment or to whom marijuana products are being transported;
2.Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication are allowed to remain on the premises;
3.Proper disposal of marijuana in accordance with applicable regulations;
4.Securing all entrances to the marijuana establishment to prevent unauthorized access;
5.Establishing limited access areas which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
6.Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft or loss;
7.Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage, including prior to disposal, of marijuana or marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;
8.Keeping all locks and security equipment in good working order;
9.Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;
10.Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;
11.Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;
12.Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place, outside of the marijuana establishment, without the use of binoculars, optical aids or aircraft;
13.Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;
14.Establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss and associated risks to the safety of employees, customers and the general public;
15.Sharing the marijuana establishment’s floor plan or layout of the facility with law enforcement authorities, and in a manner and scope as required by the municipality and identifying when the use of flammable or combustible solvents, chemicals or other materials are in use at the marijuana establishment;
16.Sharing the marijuana establishment’s security plan and procedures with law enforcement authorities, including police and fire services departments, in the municipality where the marijuana establishment is located and periodically updating law enforcement authorities, police and fire services departments, if the plans or procedures are modified in a material way; and
17.Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

Massachusetts Adult-Use Cannabis Transportation Requirements
Marijuana products may only be transported between licensed marijuana establishments by agents of registered marijuana establishments. A licensed marijuana transporter may contract with a marijuana establishment to transport that licensee’s marijuana products to other licensed establishments. All transported marijuana products are linked to the seed-to-sale tracking program. Any marijuana product that is undeliverable or is refused by the destination marijuana establishment shall be transported back to the originating establishment. All vehicles transporting marijuana products shall be staffed with a minimum of two marijuana establishment agents. At least one agent shall remain with the vehicle at all times that the vehicle contains marijuana or marijuana products. Prior to the products leaving a marijuana establishment, the originating marijuana establishment must weigh, inventory, and account for, on video, all marijuana products to be transported. Within eight hours after arrival at the receiving marijuana establishment, the receiving establishment must re-weigh, re-inventory, and account for, on video, all marijuana products transported. Marijuana products must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. In the case of an emergency stop during the transportation of marijuana products, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. A marijuana establishment or a marijuana transporter transporting marijuana products is required to ensure that all transportation times and routes are randomized and remain within Massachusetts.

Vehicles must additionally be equipped with a video system that includes one or more cameras in the storage area of the vehicle and one or more cameras in the driver area of the vehicle. The video cameras must remain operational at all times during the transportation process and have the ability to produce a clear color still photo whether live or recorded, with a date and time stamp embedded and that does not significantly obscure the picture.

Vehicles used for transport must be owned or leased by the marijuana establishment or transporter, and they must be properly registered, inspected, and insured in Massachusetts. Marijuana may not be visible from outside the vehicle, and it must be transported in a secure, locked storage compartment. Each vehicle must have a global positioning system, and any agent transporting marijuana must have access to a secure form of communication with the originating location.

CCC Inspections
The CCC or its agents may inspect an MTC, marijuana establishment and their affiliated vehicles at any time without prior notice. An MTC or marijuana establishment shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MTC or marijuana establishment to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MTC or marijuana establishment, and the MTC or marijuana establishment shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke a certificate of registration in accordance with the applicable regulations.

We are in compliance with the laws of Massachusetts and the related cannabis licensing framework. There are no incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in the State of Massachusetts. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of Massachusetts, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of Massachusetts. See “Regulatory Framework – Compliance.”

Nevada

Nevada Regulatory Landscape
Medical marijuana use was legalized in Nevada by a ballot initiative in 2000. In November 2016, voters in Nevada passed an adult-use marijuana measure to allow for the sale of adult-use marijuana in the state. The first dispensaries to sell adult-use marijuana began sales in July 2017. The Nevada Cannabis Compliance Board (NV CCB) is the regulatory agency overseeing the medical and adult-use cannabis programs. Similar to California, cities and counties in Nevada are allowed to determine the number of local marijuana licenses they will issue.
To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Nevada. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment.”

Nevada Licenses
FBS NV holds medical and adult-use cannabis cultivation, processing and distribution licenses issued by the NV CCB and a hemp handler license issued by the Nevada Department of Agriculture (NV DOA). Under applicable laws, licenses issued by the NV CCB or the NV DOA permit the applicable entities to cultivate, manufacture/process, package, sell or purchase pursuant to the terms of the license, which is issued by the NV CCB under the provisions of Nevada Revised Statutes section 453A.

In March 2022, we acquired 100% of the equity interest of an entity operating an adult-use and medical retail dispensary in Las Vegas, Nevada which has been rebranded to BEYOND HELLOTM. Additionally, in April 2022, we acquired NuLeaf, a Nevada-based vertically integrated operator. NuLeaf operates three adult-use and medical retail dispensaries in Las Vegas, Nevada, and Lake Tahoe, Nevada, in addition to a 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as a 13,000 sq. ft. processing facility in Reno, Nevada.

All marijuana establishments must register with the NV CCB. If applications contain all required information and after vetting by officers, establishments are issued a medical marijuana establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by the NV CCB of a medical marijuana establishment registration certificate is considered provisional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email from the NV CCB and include a renewal form. The renewal periods serve as an update for the NV CCB on the licensee’s status toward active licensure. It is important to note that provisional licenses do not permit the operation of any commercial or medical cannabis activity. Only after a provisional licensee has gone through necessary state and local inspections, if applicable, and has received a final registration certificate from the NV CCB may an entity engage in cannabis business operation.

Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on our business, financial condition, results of operations or prospects.

License and Regulations
Retail dispensary licenses and registration certificates permit a license holder to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other retail stores and allows the sale of marijuana and marijuana products to consumers.

Medical cultivation licenses permit a license holder to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries, facilities for the production of edible medical marijuana products and/or medical marijuana-infused products, or other medical marijuana cultivation facilities. One must have a final medical registration certificate in order to apply for adult-use status. Once so licensed, adult-use cultivators are authorized to perform the previously described for the adult-use market.

Medical product manufacturing licenses permit a license holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible marijuana products or marijuana infused products to other medical marijuana production facilities or medical marijuana dispensaries. One must have a final medical registration certificate in order to apply for adult-use status. Once so licensed, adult-use cultivators are authorized to perform the previously described for the adult-use market.

Hemp handler licenses permit a license holder to handle raw industrial hemp, purchase hemp-derived constituents (such as hemp-derived CBD) from licensed hemp operators, and to infuse or manufacture products containing hemp-derived constituents.

Reporting Requirements
The State of Nevada uses METRC as its T&T system used to track commercial cannabis activity and movements along the legal supply chain. While METRC is interoperable with other third-party systems via application programming interface, only licensees have access to METRC itself.

Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against diversion, theft, and loss of cannabis and cannabis products, FBS NV and NuLeaf’s cultivation and processing facilities are required to do the following:

1.Maintain an enclosed, locked facility;
2.Have a single secure entrance;
3.Train employees in security measures and controls, emergency response protocol, confidentiality requirements, safe handling of equipment, procedures for handling products, as well as the differences in strains, methods of consumption, methods of cultivation, methods of fertilization and methods for health monitoring;
4.Implement and install, at a minimum, the following security equipment and practices to deter and prevent unauthorized entrances:
a.devices that detect unauthorized intrusion (which may include a signal system);
b.exterior lighting designed to facilitate surveillance;
c.electronic monitoring devices, further including (without limitation):
i.at least one call-up monitor that is at least 19 inches in size;
ii.a video printer that can immediately produce a clear still photo from any video camera image;
iii.video cameras with a recording resolution of at least 704 x 480 that full capture all of the building’s points of ingress and egress as well as all interior limited access areas such that such cameras capture and can identify any activity occurring in or adjacent to the building;
iv.a video camera at each point-of-sale location which allows for the identification of any person who holds a valid registry identification card, including, without limitation, a designated primary caregiver, purchasing medical marijuana;
v.a video camera in each grow room that can identify any activity occurring within the grow room in low light conditions;
vi.a method for storing video recordings from the video cameras for at least 30 calendar days;
vii.a failure notification system that provides an audible and visual notification of any failure in the electronic monitoring system;
viii.sufficient battery backup for video cameras and recording equipment to support at least five (5) minutes of recording in the event of a power outage; and
ix.a security alarm to alert local law enforcement of unauthorized breach of security; and
5.Implement security procedures that:
a.restrict access of the establishment to only those persons/employees authorized to be there;
b.deter and prevent theft;
c.provide identification (badge) for those persons/employees authorized to be in the establishment;
d.prevent loitering;
e.require and explain electronic monitoring; and
f.require and explain the use of automatic or electronic notifications to alert local law enforcement of any security breaches.

We are in compliance with the laws of Nevada and the related cannabis licensing framework. There are no incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in the State of Nevada. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of Nevada, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of Nevada. See “Regulatory Framework – Compliance.”

Ohio

Ohio Regulatory Landscape
House Bill 523 became effective in September 2016 and legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program (MMCP) allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board of Ohio, to purchase and use medical marijuana. House Bill 523 required that the framework for the MMCP would be in place no later than September 2018. This timeframe allowed for a deliberate process to ensure the safety of the public and to promote access to a safe product. Sales of medical marijuana in Ohio began in January 2019.
The following three state government agencies are responsible for the operation of the MMCP: (i) the Ohio Department of Commerce is responsible for overseeing medical marijuana cultivators, processors and testing laboratories; (ii) the State of Ohio Board of Pharmacy is responsible for overseeing medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana and coordinating the Medical Marijuana Advisory Committee; and (iii) the State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended. Qualifying medical conditions for medical marijuana include: HIV/AIDS, Lou Gehrig’s disease, Alzheimer’s disease, cancer, chronic traumatic encephalopathy, Crohn’s disease, epilepsy or other seizure disorder, fibromyalgia, glaucoma, hepatitis C, inflammatory bowel disease, multiple sclerosis (MS), pain (either chronic, severe, or intractable), Parkinson’s disease, post-traumatic stress disorder, sickle cell anemia, spinal cord disease or injury, Tourette’s syndrome, traumatic brain injury, ulcerative colitis. In order for a patient to be eligible to obtain medical marijuana, a physician must make the diagnosis of one of these conditions. The State of Ohio Board of Pharmacy has published regulations for dispensaries, for the forms and methods for administering medical marijuana, and for patients and caregivers.

Several forms of medical marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, tinctures, plant material, edibles, patches and any other forms approved by the State of Ohio Board of Pharmacy.

To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Ohio. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment.”

Ohio Licenses
In June 2019, we entered into a management services agreement with FBS OH, a licensed medical marijuana processor in Ohio. In July 2021, the licensed medical marijuana processor received authorization to commence operation at the processing facility. We and the licensed medical marijuana processor have applied for a change of ownership to state regulators for the licensed medical marijuana processor to become a subsidiary of us. In August 2021, we closed on the acquisition of FBS OH.
In July 2021, we acquired OhiGrow, a licensed marijuana cultivator, inclusive of an approximately 10,000 sq. ft. cultivation facility and 1.35 acres of land.
In May 2022, we received a provisional dispensary license as part of the State of Ohio Board of Pharmacy “RFA II” application process. Following completion of application requirements and regulatory inspection, we opened our first dispensary in the State of Ohio near Cincinnati in January 2023.

License and Regulations
To obtain a Certificate of Operation for a cultivation facility, processing facility, or medicinal dispensary, as applicable, the prospective licensee must be capable of operating in accordance with Chapter 3796 of the Revised Code, as administered by the Medical Marijuana Control Program. Certificates of Operation carry one-year terms.

Reporting Requirements

Ohio uses METRC as its T&T system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via application programming interface.

Storage and Security
All licensees must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis, including:

•A perimeter alarm;
•Motion detectors; and
•Duress and panic alarms.

Video cameras must be installed at licensed facilities and directed at all approved safes, approved vaults, cannabis sales areas, and any other area where plant material, medical cannabis extract, or medical cannabis products are being processed, stored or handled. Video surveillance must take place 24 hours a day, 7 days a week. Recordings from all video cameras must be readily available for immediate review by regulating and law enforcement with jurisdiction upon request and must be retained for at least 45 days.

We are in compliance with the laws of Ohio and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on our business activities or operations in the State of Ohio. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of Ohio, and such non-compliance may have an impact on our business activities or operations in the state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of Ohio. See “Regulatory Framework – Compliance.”

Pennsylvania

Pennsylvania Regulatory Landscape
The Pennsylvania Medical Marijuana Act (the PAMMA) was signed into law in April 2016 and originally provided access to Pennsylvania residents with one of 17 qualifying conditions, including epilepsy, chronic pain, and post-traumatic stress disorder. Retail sales began in February 2018. Pennsylvania, which consists of nearly 13 million residents and qualifies as the fifth largest population in the U.S., operates as a high-barrier market with very limited market participation. The PAMMA authorizes a maximum of 25 grower/processing permits and 50 dispensary permits. As part of “Phase 1” of Pennsylvania’s permitting process in 2017, the Pennsylvania Department of Health (the PA DOH) which administers Pennsylvania’s Medical Marijuana Program, originally awarded only 12 grower/processing permits and 27 dispensary permits. Subsequently, in 2018, PA DOH conducted “Phase 2” of the permitting process, during which it awarded the remaining 13 grower/processing permits and 23 dispensary permits authorized under the PAMMA. In July of 2019, the PA DOH expanded the list of qualifying medical conditions to include anxiety disorders and Tourette syndrome, increasing the number of qualifying conditions to 23.

To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to Pennsylvania. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment.”

Pennsylvania Licenses
Through separate subsidiaries, we collectively hold six dispensary permits, allowing for up to 18 medical marijuana retail dispensary locations in applicable regions within Pennsylvania. As of the date of this Form 10-K, we operate 18 medical cannabis dispensaries in Pennsylvania, located in or around the cities of Ardmore, Bethlehem, Bristol, Colwyn, Dickson City, Easton, Hazleton, Irwin, Johnstown, Philadelphia (three locations), Reading, Pittsburgh, Pottsville, Scranton, Stroudsburg, and West Chester. All the dispensaries operate under our BEYOND HELLO™ brand. Further we, through our subsidiary Pennsylvania Medical Solutions, LLC, hold one grower-processor permit, allowing for cultivation and manufacturing options in our Scranton facility.

All dispensaries and grower-processors must register with the PA DOH. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, we would expect our Pennsylvania subsidiaries to receive the applicable renewed license in the ordinary course of business. However, any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on our business, financial condition, results of operations or prospects.

License and Regulations
Each retail dispensary license permits the holder to purchase marijuana and marijuana products from grower/processing facilities and allows the sale of marijuana and marijuana products to registered patients. Each grower/processing license permits the holder to purchase marijuana and marijuana products from other grower/processing facilities and allows the sale of marijuana and marijuana products to retail dispensary license permitted entities.

Reporting Requirements
The PA DOH uses MJ Freeway as a T&T system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via an application programming interface.

Storage and Security
All dispensaries are required to have a locked limited access area for the storage of medical marijuana that is expired, damaged, deteriorated, mislabeled, contaminated, recalled or whose containers or packages have been opened or breached until such product is returned to the grower/processor. Our subsidiary dispensaries maintain security systems with professional monitoring, 24-hours a day and seven days a week, and fixed cameras on the interior and exterior of the facilities in a manner consistent with Pennsylvania law. Security surveillance recordings are required to be stored for at least 180 days in a readily available format for investigative purposes.

Site-Visits & Inspections
All licensed dispensary locations must be inspected and approved by the PA DOH before commencing live operations. Thereafter, dispensaries are subject to PA DOH inspection, whether with or without notice.

We are in compliance with the laws of Pennsylvania and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in Pennsylvania. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including Pennsylvania, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including Pennsylvania. See “Regulatory Framework – Compliance.”

Virginia

Virginia Regulatory Landscape
Virginia legalized medical marijuana for the treatment of glaucoma and cancer as part of sweeping changes to its drug laws in 1979. In 2015, Virginia passed legislation that provided an affirmative defense for the possession of CBD or THC-A oil pursuant to a valid written certification for patient use of the oils from a physician to alleviate intractable epilepsy but made no provision for a patient to acquire these substances.
In 2017, Virginia commenced a program that allows registered patients to access and use cannabis oil. The enabling legislation also authorized Virginia Board of Pharmacy (the “VA BOP”) to issue five (5) pharmaceutical processor licenses that allow the holder thereof to cultivate, manufacture and dispense medical cannabis from a single location. Pharmaceutical processor licenses are issued by the VA BOP on a regional (restricted) basis such that only one licensee is permitted to operate in each of five (5) defined Health Service Areas across Virginia. In 2018, Virginia expanded the program to allow eligible practitioners to recommend medical cannabis to patients suffering from any diseases or conditions. Additionally, the law required information about dispensed oils to be reported in the Prescription Monitoring Program (the “PMP”) and mandated that practitioners check the PMP prior to issuing patient certifications. In March 2020, Virginia further expanded the medical marijuana program by authorizing licensees to add 5 off-site dispensing locations within their Health Service Area, replacing definitions of CBD oil and THC-A oil with a single definition of “cannabis oil,” and removing certain restrictions applicable to oil potency. The March 2020 legislation became effective in July 2020, and a subset of the regulations implementing the March 2020 legislation became effective in September 2020 with the remaining provisions taking effect in February 2021. In March 2021, Virginia passed legislation again expanding the program by authorizing flower, or “botanical cannabis.” In 2022, further legislative expansion largely focused on patient access and accessibility passed. Under the 2022 bill, the Virginia’s requirement for patients to (i) obtain a certification from a registered practitioner and thereafter (ii) apply to the VA BOP for a registration card before participating in the program was streamlined to remove the registration care requirement. In other words, patients could obtain a certification and promptly purchase medical cannabis in much the same way an ordinary prescription is filled. The 2022 bill made a number of other changes, including removing the mandatory THC-A to CBD ratio, and authorizing additional extraction methods. While changes relating to patient certification and product formulation went into effect on July 1, 2022, regulations implementing other changes have not been finally approved.

We, through our subsidiary Dalitso, are in compliance with applicable licensing requirements and the regulatory framework enacted in Virginia.

To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to Virginia. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment.”

Virginia Licenses
Dalitso currently holds a conditional approval from the VA BOP to cultivate, manufacture, and dispense medical cannabis in Health Service Area II, which covers Loudoun, Fairfax, Arlington and Prince William Counties. As of the date of this Form 10-K, we operate five medical cannabis dispensaries and engage in cultivation and manufacturing operations in Virginia at our facility located in Prince William County. The dispensaries operate under our BEYOND HELLO™ brand. We are permitted to open one additional dispensary in Health Service Area II of Virginia.

License and Regulations
Pharmaceutical processors and cannabis dispensing facilities are required to designate a “Pharmacist in Charge” to manage its operation, and to have a supervising pharmacist on duty during all hours of the medical cannabis dispensary’s operation; further, the cultivation and manufacturing operations may be overseen by a “Responsible Party” in lieu of the Pharmacist in Charge. Numerous tasks that involve handling cannabis oil must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling oils, removing oils from inventory, measuring oils for dispensing, and selling oils. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 6-to-1. The VA BOP has also imposed certain educational requirements cultivation and manufacturing processes, as well as significant employee training, both upon hire and on a regular, continuous basis thereafter.

Pharmaceutical processors and cannabis dispensing facilities must operate for a minimum of 35 hours per week, unless otherwise authorized by the VA BOP. Access to the facility is limited to employees performing their job duties (who must display ID badges) and patients (and their parents or guardians). Pharmacists are required to be available to counsel registered patients (and parents/legal guardians as applicable) about medical cannabis products, including (but not limited to) proper use and storage.

As a general matter, the VA BOP prohibits use of pesticides in cultivation (with some exception) and mandates that extraction methods meet industry standards. All medical cannabis products must be branded, tested, and registered with the VA BOP before they can be dispensed. Medical cannabis products must be packaged in child-resistant containers (with limited exceptions), properly labeled, and tested (at the batch level) by qualified independent laboratories. In the course of dispensing operations, a pharmacist or pharmacy technician must check patient identification and certification before dispensing any medical cannabis products and detailed records about all dispensing transactions (along with other records) must be maintained for a period of not less than three years, and the licensee must implement a stringent quality assurance program designed to prevent dispensing errors. Expired, damaged or otherwise waste cannabis plant material and products must be stored in a secure manner until properly destroyed.

Reporting Requirements
Pharmaceutical processors are required to maintain an electronic tracking system comprised of an electronic radio-frequency identification seed-to-sale system capable of tracking cannabis from either the seed or immature plant stage until the cannabis oils are sold to a registered patient, parent, or legal guardian or until the cannabis, including the seeds, parts of plants, and extracts, are destroyed. The electronic tracking system shall include, at a minimum, a central inventory management system and standard and ad hoc reporting functions as required by the VA BOP (and must otherwise satisfy recordkeeping laws, rules and regulations).

Storage and Security
Pharmaceutical processors are subject to a number of inventory and security requirements under Virginia law and VA BOP regulations. For example, they must: conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct weekly inventory reviews; and prepare an annual inventory report (inventory records must be made available to the VA BOP and its agents for inspection and copying). All parts of the cannabis plant and medical cannabis products (whether finished or in process) must be stored in a locked and secured vault or safe with appropriate access limitations and the pharmaceutical processor must maintain a sophisticated security system that satisfies VA BOP-mandated criteria. Cannabis and cannabis products must be stored in a generally clean, sanitary, and secure area, and storage areas and related procedures are subject to a number of VA BOP requirements. Pharmaceutical processors must install and maintain a video surveillance system that captures all areas where cannabis and cannabis products (whether finished or in process) are handled or stored. Surveillance recordings must be stored for 30 days and made available for the VA BOP’s immediate review upon request. All security breaches or other events must be promptly reported to the VA BOP.

Site-Visits & Inspections
At all times, pharmaceutical processing facilities are subject to inspection by the VA BOP and certain other authorized agencies, and pharmacists and pharmacy technicians on-site must be prepared to present their current license or registration to the VA BOP or its agencies during inspections.

We are in compliance with the laws of Virginia and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in Virginia. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including Virginia, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including Virginia. See “Regulatory Framework – Compliance.”
Compliance
With the oversight and under the direction of our legal department, our compliance department, led by our Vice President of Compliance, oversees, maintains and implements a compliance program in conjunction with our operations in each jurisdiction. In addition to our legal and compliance departments, we have local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which we operate. Together with on-site management in each jurisdiction, our legal and compliance departments are responsible for ensuring operations and employees strictly comply with applicable laws, regulations and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. We designate a duly qualified and experienced manager at each location who is responsible to coordinate with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with our written security procedures and all regulatory compliance standards.

In conjunction with our human resources and operations departments, the compliance and quality departments help oversee and implement training for all employees, including on the following topics:

•compliance with state and local laws;
•cultivation/manufacturing/dispensing/transport procedures (as applicable);
•security and safety policies and procedures;
•inventory control, T&T, seed-to-sale, and point of sale systems training (as applicable); and
•quality control.

Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis (including living plants and harvested plant material) and cannabis product inventory. Only authorized, properly trained employees are allowed to access our inventory management systems.

Our compliance department and legal team, comprised of in-house and local outside counsel, monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The team maintains records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved. We have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. Training on these standard operating procedures is mandatory by all employees and defined by function and role.

We have developed and continue to refine a robust compliance program designed to ensure operational and regulatory requirements continue to be satisfied and have worked closely with experts and outside counsel to develop compliance procedures intended to assist us in monitoring compliance with U.S. state law on an ongoing basis. We will continue to work closely with outside counsel and other compliance experts to further develop, enhance and improve our compliance and risk management and mitigation processes and procedures in furtherance of continued compliance with the complex regulatory frameworks of the states where we operate. The internal compliance program currently in place includes continued monitoring by managers and executives of us and our subsidiaries to ensure that all operations conform to and comply with required laws, rules, regulations and SOPs. We further require our operating subsidiaries to report and disclose all instances of non-compliance, regulatory, administrative, or legal proceedings that may be initiated against them.

Notwithstanding the foregoing, from time to time, as with all businesses and all rules, it is anticipated that we, through our subsidiaries and establishments to which we provide operational support, may experience incidences of non-compliance with applicable rules and regulations, which may include minor matters such as:

•staying open slightly too late due to an excess of customers at stated closing time;
•minor inventory discrepancies with regulatory reporting software;
•missing fields in regulatory reports;
•missing fields entries in a visitor log;
•cleaning schedules not available on display;
•educational materials and/or interpreter services not available in a sufficient number of languages;
•updated staffing plan not immediately available on site;
•improper illumination of external signage;
•marijuana infused product utensils improperly stored;
•partial obstruction of camera views; and/or
•supplemental use of onsite surveillance room (i.e., storage).

In addition, either on an inspection basis or in response to complaints, such as from neighbors, customers or former employees, State or local regulators may, among other things, issue investigatory- or demand-type letters, give warnings to or cite businesses which we operate or for which we provide operational support for violations, including those listed above. Such regulatory actions could lead to a requirement or directive to submit and thereafter comply with (for example) a plan of correction. Depending on the jurisdiction, it is also possible regulators may assess penalties and/or amendments, suspensions or revocations of licenses or otherwise take action that may impact our licenses, business activities, operational support activities or operations.

To minimize opportunities for non-compliance and among other measures, we have implemented regular compliance reviews to ensure our subsidiaries and establishments to which we provide operational support are operating in conformance with applicable State and local cannabis rules and regulations. In the event non-compliance is discovered, during a compliance review or otherwise, we will promptly remedy the same, including by self-reporting to applicable State and local cannabis regulators as and when required by law and will make all requisite and appropriate public disclosures of non-compliance, citations, notices of violation and the like which may have an impact on its licenses, business activities, operational support activities or operations.

State License Renewal Requirements
For each of our provisional and operational licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including but not limited to (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure of the company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or otherwise remain in good standing (c) failure to submit or implement a plan of correction for any identified violation, (d) attempting to assign registration to another entity without state approval, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (h) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Certain jurisdictions also require licensees to attend a public hearing or forum in connection with their license renewal application.

Human Capital Resources

As of December 31, 2022, we had 1,486 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital.

Our employees are split across the Company as follows:

Corporate	136
Retail	829
Manufacturing	521
Total:	1,486
As of December 31, 2022, approximately 181 employees who work in our Scranton, Pennsylvania grower processor facility and approximately 27 employees who work in Scranton, Stroudsburg and Bethlehem, Pennsylvania dispensaries are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 1776KS. We did not experience any union work stoppages in 2022 and we consider our relationship with our employees to be good.
On February 16, 2023, the National Labor Relations Board (“NLRB”) conducted an election to determine whether certain Beyond Hello IL, LLC employees located at 2021 Gooselake Lake Road, Sauget, Illinois 62206 would be represented by United Food and Commercial Workers Union, Local 881 (“Local 881”). Local 881 received votes from the majority of the valid ballots cast. The NLRB certified the election on February 28, 2023.

Available Information
We maintain a website at http://www.jushico.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all filed exhibits and amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this document. You may also read and copy these reports, proxy statements and other information on the SEC’s website at www.sec.gov. Additional information relating to the Company is also available under the Company’s profile under SEDAR at www.sedar.com.
Item 1A. Risk Factors
Summary of Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Subordinate Voting Shares.

Risks Related to Our Business and Industry
•Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.
•If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.
•We have a history of sustained losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to achieve profitability.
•We have concluded there is a substantial doubt about our ability to continue as a going concern.
•The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the U.S.
•We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
•We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.
•We are highly dependent on certain key personnel.
•We face inherent risks of liability claims related to the use of our products.
•Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
•Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
•We have a substantial level of indebtedness that requires us to comply with certain restrictions and covenants, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. The terms of our indebtedness may also impair our ability to respond to changing business and economic conditions and may seriously harm our business.
•We are subject to labor risks and a dispute with our employees or labor unions could have an adverse effect on our results of operations.
Risks Related to the Regulatory Environment
•Cannabis is illegal under U.S. federal law.
•The regulation of cannabis in the U.S. is uncertain.
•Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.
•Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.
•As a cannabis company, we may be subject to heightened scrutiny in Canada and the U.S. that could materially adversely impact the liquidity of the Subordinate Voting Shares.
•As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
•Our property is subject to risk of civil asset forfeiture.
•We may be at a higher risk of U.S. Internal Revenue Service (“IRS”) audit.
•We could be subject to criminal prosecution or civil liabilities under RICO.

Risks Related to Owning Jushi’s Subordinate Voting Shares
•Return on Subordinate Voting Shares is not guaranteed.
•Raising additional capital may cause dilution to our shareholders.
•Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
•The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.
•There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.
•We will be subject to increased costs as a result of being a U.S. reporting company.
•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
Risk Factors
Risks Related to Our Business and Industry
The cannabis industry is relatively new.
We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol (CBD), and tetrahydrocannabinol (THC) remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.
Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.
As we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.
We may acquire other companies or technologies.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions. The risks we face in connection with acquisition include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of intangible assets or other assets acquired in transactions that may have an adverse effect on our operating results in a given period;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with any future acquisitions or investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.

We may issue additional Subordinate Voting Shares in connection with such transactions, which would dilute our other shareholders’ interests in us. The presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could have a material adverse effect on our business, results of operations, prospects and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to successfully manage our growth may have a material adverse effect on our business, financial condition, results of operations or prospects.

We have a history of sustained losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to achieve profitability.
We have sustained net losses from operations and negative cash flow from operating activities in the past and may incur such losses and negative operating cash flow in the future. We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be more costly than expected, and we may not be able to increase our revenue enough to offset these higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

We have concluded there is a substantial doubt about our ability to continue as a going concern.
As described under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Liquidity”, we have evaluated our financial condition as of the date this report and, based on this evaluation, we have determined that, as of the date of this report, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of this report.
In addition, our determination of the existence of substantial doubt as to the Company’s ability to continue as a going concern itself has had, and may in the future have, adverse consequences for the Company. Furthermore, such determination may cause or result in:
•harm to the Company’s reputation, investor confidence, customer relationships, relationships with the Company’s agent and lenders, and the willingness for third parties to do business with the Company on favorable terms, or at all, in the future;
•disruption of the Company’s business;
•distraction of the Company’s management and employees;
•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
•increased market price volatility in its subordinate voting shares; and
•increased costs and advisory fees.
If we are unable to mitigate these or other potential risks related to the uncertainty caused by the Company’s determination that substantial doubt exists as to the Company’s ability to continue as a going concern, as well as its noncompliance with the terms of its Senior Secured Credit Facility (the “Acquisition Facility”), it may disrupt the Company’s business and/or materially and adversely impact the Company’s prospects, reputation, revenue, operating results, and financial condition.
Our auditors also concluded there is a substantial doubt about our ability to continue as a going concern.
Our auditors also evaluated our financial condition as of the date of this report and reached a conclusion that the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of this report, as described in their Report of Independent Registered Public Accounting Firm, which is included in Part II - 1Item 8. Audited Financial Statements.

The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the U.S.
Given the heightened risk profile associated with cannabis in the U.S., capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the U.S. to trade our securities. In the event residents of the U.S. are unable to settle trades of our securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.
The COVID-19 pandemic has severely restricted the level of economic activity around the world, including where we operate in the U.S. In response to the COVID-19 pandemic the governments of many countries, states, provinces, municipalities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, ordering temporary closures of businesses and advising or requiring individuals to limit or forego their time outside of their homes. Numerous businesses have temporarily closed voluntarily or closed permanently. Although some preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and municipalities, COVID-19, including new and highly contagious variants of COVID-19, continues to spread quickly throughout the world. Notwithstanding widespread vaccine availability within the U.S., the emergence of COVID-19 variants and slowing vaccination rates in certain localities have resulted in increased infection rates and has caused, and may continue to cause, several jurisdictions to reinstitute certain COVID-19 restrictions. Additional waves of increased COVID-19 infections as well as COVID-19 related restrictions imposed by various governmental authorities (including, for example, requirements to show proof of vaccination), could negatively impact our supply chain, as well as traffic and sales volume for our products, which in turn could have an adverse effect on our business, financial condition and results of operations.

While many closures or restrictions have eased as the spread of COVID-19 and infection rates decline, if the pandemic persists, including if and when new variants of the virus emerge, closures or other restrictions on the conduct our business operations or of third party manufacturers, suppliers or vendors could disrupt our supply chain. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel or the availability or cost of materials, which could in turn disrupt our supply chain. In addition, as a result of COVID-19, we have in certain cases implemented work-from-home policies for certain employees, and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and the risk of inadvertent disclosure of confidential information and disrupt our business. In addition, the continued spread of COVID-19 could result in under-utilization of our assets as a result of disruptions in labor supply, as well as delays and increased costs in construction and expansion projects.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the development and availability of effective treatments and vaccines, further actions taken by governments and other third parties to contain or mitigate its impact, the direct and indirect economic effects of the pandemic and related containment measures, and new information that will emerge concerning the severity and impact of COVID-19 and new variants of the virus, among others. Even after the COVID-19 pandemic subsides, our businesses could also be negatively impacted should the effects of the COVID-19 pandemic lead to changes in consumer behavior, such as reductions in discretionary spending. In addition, a severe or prolonged recession resulting from the COVID-19 pandemic would likely materially affect our business and the value of our Subordinated Voting Shares.

We expect to be subject to taxation in both Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.
We are a Canadian corporation, and as a result generally would be classified as a non-U.S. corporation under the general rules of U.S. federal income taxation. Section 7874 of U.S. Internal Revenue Code of 1986, as amended (the Code), however, contains rules that can cause a non-U.S. corporation to be taxed as a U.S. corporation for U.S. federal income tax purposes. Under Section 7874 of the Code, a corporation created or organized outside of the U.S. will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which is referred to as an inversion, if each of the following three conditions are met: (i) the non-U.S. corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury regulations, substantially all of the assets held, directly or indirectly, by a U.S. corporation or constituting a U.S. trade or business, (ii) after the acquisition, the former shareholders of the acquired U.S. corporation hold at least 80% (by vote or value) of the shares of the non-U.S. corporation by reason of holding shares of the acquired U.S. corporation or acquired trade or business, and (iii) after the acquisition, the non-U.S. corporation’s expanded affiliated group does not have substantial business activities in the non-U.S. corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities.

Pursuant to Section 7874 of the Code, we are classified as a U.S. corporation for U.S. federal income tax purposes and are subject to U.S. federal income tax on our worldwide income. Regardless of any application of Section 7874 of the Code, however, we expect to be treated as a Canadian resident company for purposes of the Canadian Income Tax Act, as amended. As a result, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

We are a holding company and our ability to pay dividends or make other distributions to shareholders may be limited.
We are a holding company and essentially all of our assets are the capital stock of our subsidiaries. We currently conduct substantially all of our business through our subsidiaries, which currently generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future growth opportunities are largely dependent on the earnings of our subsidiaries and the distribution of those earnings to Jushi Holdings Inc. The ability of our subsidiaries to pay dividends and other distributions will depend on those subsidiaries’ operating results and will be subject to applicable laws and regulations that require that solvency and capital standards be maintained by a subsidiary company and contractual restrictions contained in the instruments governing any current or future indebtedness of our subsidiaries. In the event of a bankruptcy, liquidation or reorganization of our subsidiaries, holders of indebtedness and trade creditors of that subsidiary may be entitled to payment of their claims from that subsidiary’s assets before we or our shareholders would be entitled to any payment or residual assets.

We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
We face competition from companies that may have greater capitalization, greater access to public equity markets, longer operating histories and more manufacturing, retail and marketing experience than us. As we execute our growth strategy, operators in markets we enter in the future will become direct competitors, and we are likely to continue to face increasing and intense competition from these companies. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

If the number of users of adult-use and medical marijuana in the U.S. increases, the demand for products will increase. Consequently, we expect that competition will become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will require a continued investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain sufficient levels of investment in research and development, marketing, sales and client support efforts to remain competitive, which could materially and adversely affect our business, financial condition and results of operations.

The cannabis industry is undergoing rapid growth and substantial change, which have resulted in an increase in competitors, consolidation and the formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on prices for our products and services, which could result in impairment of our asset values and negatively impact our profitability.

We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.
Because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, the third-party market data available to us is limited and unreliable. Accordingly, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this Form 10-K. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

We are subject to risks related to growing an agricultural product.
Our business involves the growing of cannabis, an agricultural product. Such business is subject to the risks inherent in the agricultural business, such as losses due to infestation by insects or plant diseases and similar agricultural risks. Although much of our growing is expected to be completed indoors, there can be no assurance that natural elements will not have a material adverse effect on our future production.

We are highly dependent on certain key personnel.
We depend on key managerial personnel, including James Cacioppo, our Chief Executive Officer and Chairman, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.

We face inherent risks of liability claims related to the use of our products.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products cause or are alleged to have caused significant loss or injury. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us, whether or not successful, could result in materially increased costs, adversely affect our reputation with our clients and consumers generally, and have a material adverse effect on our results of operations and financial condition.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Subordinate Voting Shares. Even if we achieve a successful result in any litigation in which we are involved, the costs of litigation and redirection of our management’s time and attention could have an adverse effect on our results of operations and financial condition.

Consumer preferences may change, and we may be unsuccessful in acquiring or retaining consumers and keeping pace with changing market developments. This could result in lower than expected demand for our products, which could adversely affect our revenues.

As a result of constantly changing consumer preferences, consumer products often attain financial success for a limited period of time. Even if our products achieve financial success, there can be no assurance that we are able to maintain that success or that those products will enable us to continue to be profitable. Our success will be significantly dependent upon our ability to develop new and improved product lines and adapt to consumer preferences. Even if we are successful in introducing new products or further developing our current products, the failure of those products to gain consumer acceptance or the failure to update our products in ways that our customers expect could cause a decline in our products’ popularity and impair our brand. In addition, we may be required to invest significant amounts of capital in the creation of new product lines, brands, marketing campaigns, packaging and other product features—none of which are guaranteed to be successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance, or our inability to satisfy consumer preferences, could adversely affect our ability to generate sufficient revenue in order to maintain profitability.

The cannabis industry is in its early stages of development and it is likely that we, and our competitors, will seek to introduce new products in the future. We may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business and results of operations.

Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of medical marijuana distributed to those consumers. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of that brand and Jushi generally could be harmed. Any recall could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business or our market, our share price and trading volume could decline.
The trading market for our Subordinate Voting Shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business, our market or our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Subordinated Voting Shares or publish inaccurate or unfavorable research about our business or industry, the trading price of our shares would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

We are subject to security risks related to our products as well as our information and technology systems.
Given the nature of our product and its limited legal availability, we are at significant risk of theft at our facilities. We implement security measures to counteract this threat, but there is no guarantee that these measures will be sufficient. A breach of our security measures at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our products.

In addition, we collect and store personal information about our patients and we are responsible for protecting that information from privacy breaches. We store certain personally identifiable information and other confidential information of our customers on our systems and applications. Though we maintain robust, proprietary security protocols, we may experience attempts by third parties to obtain unauthorized access to the personally identifiable information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information and other confidential information could have a material adverse impact on our business, financial condition and results of operations.
A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.
Our operations depend and will depend, in part, on how well we protect our networks, equipment, information technology (IT), systems and software against damage from a number of threats, including, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend and will continue to depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.
We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, which may subject us to investigations and actions.
We are exposed to the risk that any of the employees, independent contractors and consultants of our company and our subsidiaries may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates, (i) government regulations, (ii) manufacturing standards, (iii) federal and local healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.
In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.
Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.
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
For instance, in September 2022, we became aware that we were subject to what we believe was a phishing attack that resulted in the transfer of approximately $0.5 million. Although we were able to recall the transfer and recover substantially all of the amount in October 2022, such losses in the future could have a material adverse effect on our business operations, cash flows and financial condition.
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

We have a substantial level of indebtedness that requires us to comply with certain restrictions and covenants, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. The terms of our indebtedness may also impair our ability to respond to changing business and economic conditions and may seriously harm our business.
We had $206.4 million of indebtedness, as of December 31, 2022. We have incurred significant indebtedness under our 12% second lien notes (the “Second Lien Notes”), Acquisition Facility, and certain acquisition-related promissory notes to fund working capital and other cash needs and to fund acquisitions. We expect to incur additional indebtedness in the future.
Our debt service cost for the Second Lien Notes is approximately $2.2 million per calendar quarter and our debt service cost for the Acquisition Facility is approximately $1.8 million per calendar quarter plus an additional $2.4 million per quarter starting on July 1, 2023 (which represent required amortization payments of 15% of the outstanding principal amount per annum, or 3.75% per quarter). The Second Lien Notes and the Acquisition Facility are secured by all material assets and owned equity of the Company and certain of its wholly-owned direct and indirect subsidiaries, subject to certain exclusions including cannabis, cannabis-related, hemp and hemp-related permits and licenses, most real property, accounts receivable, inventory, and assets and equity interests that cannot be collateralized pursuant to law or contractual obligation.
In addition, the terms of our existing debt instruments require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including:
•resulting in an event of default if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders and noteholders to foreclose on the assets securing any such debt;
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and thus render us unable to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, the terms of our debt instruments may prohibit such dispositions. We may not otherwise be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and any such proceeds received may not be adequate to meet any debt service obligations then due, which would seriously harm our business and prospects.

We are subject to labor risks and a dispute with our employees or labor unions could have an adverse effect on our results of operations.
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2022, approximately 161 of our employees are covered by collective bargaining agreements with labor unions, and it is possible that employees in certain other facilities or dispensaries will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Reliance on Third-Party Suppliers, Manufacturers and Contractors; Reliance on Key Inputs.
The Company's business is dependent on a number of key inputs from third-parties and their related costs, including raw materials and supplies related to its cultivation and manufacturing operations, as well as electricity, water and other local utilities. Due to the uncertain regulatory landscape for regulating cannabis in the U.S., the Company's third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for the Company's operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs from third-parties could materially impact the business, financial condition and operating results of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers in the future. If the Company becomes reliant upon a sole source supplier and that supplier was to go out of business or suspend services, the Company might be unable to find a replacement for such source in a timely manner or at all. Similarly, if any future sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Additionally, any supplier could at any time suspend or withdraw services. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the Company's business, financial condition and operating results.

We rely on key utility services.
Our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Our cannabis growing operations consume and will continue to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may, in the future, adversely impact our business and our ability to operate profitably. Additionally, any significant interruption or negative change in the availability or economics of the supply chain for our key inputs could materially impact our business, financial condition and operating results. If we are unable to secure required supplies and services on satisfactory terms, it could have a materially adverse impact on our business, financial condition and operating results.

Inflation could pose a risk to our business.
A continued upward rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company also increases, such as labor costs, raw materials and public utilities, thus affecting our ability to provide our serves at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue.

Risks Related to the Regulatory Environment

Cannabis is illegal under U.S. federal law.
In the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized adult-use of cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act (CSA). Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the U.S., and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. While this directive could result in the decriminalization of marijuana for medical and adult-use by descheduling or rescheduling marijuana, there are no assurances if or when there could be any change in the regulation of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens. We may also be subject to criminal charges under the CSA, and if convicted could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., our financial position, operating results, profitability or liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement or trial of any such proceedings or charges, and such time or resources could be substantial.

The regulation of cannabis in the U.S. is uncertain.
Our activities are subject to regulation by various state and local governmental authorities. Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, although we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail our ability to distribute or produce marijuana. Amendments to current laws and regulations governing the importation, distribution, transportation and/or production of marijuana, or more stringent implementation thereof could have a substantial adverse impact on us.

Government inquiries and investigations could harm our business or reputation.
As the regulatory framework for cannabis continues to evolve in the U.S., government officials often exercise broad discretion in deciding how to interpret and apply applicable local, state and federal laws or regulations. In the future, we may receive formal and informal inquiries from or become subject to investigations by various governmental regulatory authorities regarding our business and compliance with federal, state and local laws, regulations, or standards. Any determination or allegation that our products, operations or activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business in a number of ways. Even if such inquiries or investigations do not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, the existence of those inquiries or investigations alone could create negative publicity that could harm our business or reputation.

We are constrained by law in our ability to market our products in the jurisdictions in which we operate.
State and local jurisdictions enforce extensive and detailed requirements applicable to cannabis products in their jurisdiction. In addition, the Federal Trade Commission (the FTC) regulates advertising of consumer products generally, imposes requirements regarding the use and content of testimonials and endorsements, and also requires that advertising claims be adequately substantiated. As such, our brand and portfolio of products must be specifically tailored, and our marketing activities carefully structured, to comply with the state and local regulations, as well as the FTC’s rules and regulations. These restrictions may preclude us from effectively marketing our products and competing for market share, or impose costs on us that cannot be absorbed through increased selling prices for our products.

Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.
In February 2014, the Treasury Department Financial Crimes Enforcement Network (FinCEN) issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. While the guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses, so long as they meet certain conditions, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the U.S. Department of Justice (the DOJ), FinCEN, or other federal regulators. Because of this and the fact that the guidance may be amended or revoked at any time, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the U.S., and may have to operate our U.S. business on an all-cash basis. If we are unable or limited in our ability to open or maintain bank accounts, obtain other banking services or accept credit card and debit card payments, it may be difficult for us to operate and conduct our business as planned. Although, we are actively pursuing alternatives that ensure our operations will continue to be compliant with the FinCEN guidance (including requirements related to disclosures about cash management and U.S. federal tax reporting), we may not be able to meet all applicable requirements.

We are also subject to a variety of laws and regulations in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.

In the event that any of our operations or related activities in the U.S. were found to be in violation of money laundering legislation or otherwise, those transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-classified as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the U.S. Food and Drug Administration (the FDA) if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the U.S. Drug Enforcement Administration (the DEA). In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.
Should the U.S. federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

We could be materially adversely impacted due to restrictions under U.S. border entry laws.
Because cannabis remains illegal under U.S. federal law, those investing in Canadian companies with operations in the U.S. cannabis industry could face detention, denial of entry or lifetime bans from the U.S. as a result of their business associations with U.S. cannabis businesses. Entry into the U.S. happens at the sole discretion of U.S. Customs and Border Patrol (CBP) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-U.S. citizen or foreign national. The government of Canada has warned travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal law, could mean denial of entry to the U.S. Business or financial involvement in the cannabis industry in the U.S. could also be reason enough for denial of entry into the U.S. In September 2018, the CBP released a statement outlining its current position with respect to enforcement of the laws of the U.S. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances. According to the statement, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the marijuana industry in U.S. states where it is legal under state law may affect admissibility to the U.S. In October 2018, the CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry in Canada. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada who seeks to come into the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.; however, if such person is found to be coming into the U.S. for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, the CBP has affirmed that employees, directors, officers and managers of and investors in companies involved in business activities related to cannabis in the U.S. (such as Jushi), who are not U.S. citizens face the risk of being barred from entry into the U.S. for life.

As a cannabis company, we may be subject to heightened scrutiny in Canada and the U.S. that could materially adversely impact the liquidity of the Subordinate Voting Shares.
Our existing operations in the U.S., and any future operations, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the U.S. and Canada.
Given the heightened risk profile associated with cannabis in the U.S., The Canadian Depository of Securities (CDS) may implement procedures or protocols that would prohibit or significantly impair the ability of CDS to settle trades for companies that have cannabis businesses or assets in the U.S.
In February 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, the parent company of CDS, announced the signing of a Memorandum of Understanding, which we refer to as the TMX MOU, with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no assurances given that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of the Subordinate Voting Shares to settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative was implemented and investors would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a stock exchange.

We may not be able to locate and obtain the rights to operate at preferred locations.
In Massachusetts and other states, the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.

As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
Under Section 280E of the Code “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the IRS to cannabis operations, prohibiting companies engaged in such operations from deducting expenses directly associated with the sale of cannabis. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E of the Code and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result of Section 280E of the Code, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

We may not have access to U.S. bankruptcy protections available to non-cannabis businesses.
Because cannabis is a Schedule I controlled substance under the CSA, many courts have denied cannabis businesses federal bankruptcy protections, making it difficult for lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us and may make it more difficult for us to obtain debt financing.

There is doubt regarding our ability to enforce contracts.
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level in the U.S., judges in multiple states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate U.S. federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce our contracts. If we are unable to realize the benefits of or otherwise enforce the contracts into which we enter, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to limits on our ability to own the licenses necessary to operate our business, which will adversely affect our ability to grow our business and market share in certain states.
In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own in that state. For example, in Massachusetts, no person or entity may have an ownership interest in, or control over, more than three medical licenses or three adult-use licenses in any category, which include cultivation, product manufacturing, transport or retail. Such limitations on the acquisition of ownership of additional licenses within certain states may limit our ability to grow organically or to increase our market share in affected states.

We may not be able to adequately protect our intellectual property.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection for our intellectual property, whether on a federal, state or local level.

Our property is subject to risk of civil asset forfeiture.
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry that is either used in the course of conducting or comprises the proceeds of a cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal process, it could become subject to forfeiture.

We may be at a higher risk of IRS audit.
We believe there is a greater likelihood that the Internal Revenue Service will audit the tax returns of cannabis-related businesses and/or businesses who deferred estimated tax payments. Non-payment can result in asset liens, etc. by the Internal Revenue Service. Any such audit of our tax returns could result in our being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

We may be unable to obtain adequate insurance coverage.
We have obtained insurance coverage with respect to workers’ compensation, general liability, directors’ and officers’ liability, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; however, because we are engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with our insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain insurance coverage at a reasonable cost or fully utilize such insurance coverage, if necessary.

We could be subject to criminal prosecution or civil liabilities under RICO.
RICO criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis related businesses as “racketeering” as defined by RICO. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties.
RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. Jushi or its subsidiaries, as well as its officers, managers and owners could all be subject to civil claims under RICO.

Risks Related to Owning Jushi’s Subordinate Voting Shares

Return on Subordinate Voting Shares is not guaranteed.
There is no guarantee that the Subordinate Voting Shares will earn any positive return in the short-term or long-term. A holding of Subordinate Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Subordinate Voting Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Raising additional capital may cause dilution to our shareholders.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts

Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of April 12, 2023, we have an aggregate of 196,633,371 Subordinate Voting Shares issued and outstanding (excluding securities convertible into or exercisable for Subordinate Voting Shares). A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.
The market price for the Subordinate Voting Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including, but not limited to, the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the cannabis industry; (iv) additions or departures of our executive officers and other key personnel; (v) release or expiration of transfer restrictions on our issued and outstanding shares; (vi) regulatory changes affecting the cannabis industry generally and our business and operations; (vii) announcements by us and our competitors of developments and other material events; (viii) fluctuations in the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility; (x) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (xi) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xii) false or negative reports issued by individuals or companies who have taken aggressive short sale positions; and (xiii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of those companies. Accordingly, the market price of the Subordinate Voting Shares may decline even if our operating results, underlying asset values or prospects have not changed.

These factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinate Voting Shares could be materially adversely affected.

There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.
Our Subordinate Voting Shares are listed for trading on the CSE under the trading symbol “JUSH” and quoted on the OTCQX Best Market under the symbol “JUSHF.” The liquidity of any market for the shares of our Subordinate Voting Shares will depend on a number of factors, including:
    •    the number of shareholders;
    •    our operating performance and financial condition;
    •    the market for similar securities;
    •    the extent of coverage by securities or industry analysts; and
    •    the interest of securities dealers in making a market in the shares.

There can be no assurance that an active trading market for the Subordinate Voting Shares, will be sustained.

We will be subject to increased costs as a result of being a U.S. reporting company.
As a public issuer, we are subject to the reporting requirements and rules and regulations under the applicable Canadian and American securities laws and rules of any stock exchange on which our securities may be listed from time to time. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition, and results of operations.
The provisions of our articles of incorporation requiring exclusive forum in the courts of the province of British Columbia and appellate courts therefrom for certain disputes may have the effect of discouraging lawsuits against us or our directors and officers.
Pursuant to section 28 of our articles of incorporation (the Articles), unless we approve or consent in writing to the selection of an alternative forum, the courts of the province of British Columbia and appellate courts therefrom shall be the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of our Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to our Company, (c) any action asserting a claim arising pursuant to any provision of the Business Corporations Act (British Columbia) or the Notice of Articles or Articles of our Company (as either may be amended from time to time); or (d) any action asserting a claim otherwise related to the relationships among our Company, its affiliates and their respective shareholders, directors and/or officers, but this does not include claims related to the business carried on by our Company or such affiliates; provided however it is uncertain whether such provision would apply to actions arising under U.S. federal securities laws, and if it does, whether a British Columbia Court would enforce such provision since in accordance with Section 27 of the Exchange Act, United States federal courts shall have jurisdiction over all suits and any action brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and that in accordance with Section 22 of the Securities Act, United States federal and state courts shall have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision may limit the ability of our shareholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or other employees, and may discourage such lawsuits. If a British Columbia court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable United States federal securities laws and the rules and regulations thereunder.

We are an “emerging growth company” and will be able take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our Subordinate Voting Shares less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and, for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
We intend to take advantage of these reporting exemptions described above until we are no longer an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.
We cannot predict if investors will find our Subordinate Voting Shares less attractive if we choose to rely on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Subordinate Voting Shares and the price of our Subordinate Voting Shares may be more volatile.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
As a U.S. public company, we will be required to evaluate our internal controls over financial reporting following the applicable phase-in period. When we cease to be an “emerging growth company” as defined by the JOBS Act, we will also be required to comply with the auditor attestation requirements of Section 404. As of the date of this Form 10-K, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems of internal controls. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

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
We previously identified and disclosed deficiencies that constitute material weaknesses in our internal control over financial reporting as follows:
•Insufficient accounting resources, inadequate level of precision in the performance of review and monitoring controls, including management review controls, or ineffective communication, as it relates to: financial reporting, accounting, due to the restatement of the statement of cash flows; accounting and valuation for complex financial instruments (debt and equity), earnings per share, cash and financial close process relating to cash reconciliation, inventory, property plant and equipment (“PPE”), accruals, leases, revenue, impairment and business combinations.
•Insufficient information technology general controls, as it relates to: lack of user access controls, change management, passwords, access controls reviews, backup and cybersecurity losses and vulnerabilities.
•Internal controls over financial reporting, and accounting for PPE and related accounts payable and accruals due to insufficient accounting resources and inadequate level of precision in the performance of review controls. Specifically, the material weakness related to accounting for PPE, leases and related accounts payable and accruals is associated with insufficient cut-off procedures to ensure all posted and/or unposted invoices are captured in the period the services were rendered.
•Additionally, management determined that the Company also have material weaknesses in its accounts payable process relating to vendor setup and maintenance resulting from the Company’s finding of phishing attacks during 2022.
•Lack of projected financial covenant calculations and related impact on financial statement presentation.
We are in the process of remediating the material weaknesses, as described in Part II, Item 9A “Controls and Procedures”. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of the material weaknesses and the assessment to ensure the sustainability of these remediation actions. There can be no assurance that the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses will be sufficient or that other material weaknesses will not arise in the future. If the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weaknesses or the discovery of additional control deficiencies could result in violations of applicable securities laws, CSE listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports, which may adversely affect investor confidence in us and, as a result, our share price.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Boca Raton, Florida. The following table set forth the Company’s principal cultivation and processing properties as of December 31, 2022.

Production Properties
Description	Location	Leased / Owned
Columbus Facility	Columbus, OH	Leased
Lakeville Facility	Lakeville, MA	Leased
Las Vegas Facility	Las Vegas, NV	Owned
Manassas Facility	Manassas, VA	Owned
Reno Facility	Reno, NV	Leased
Scranton Facility	Scranton, PA	Leased
Sparks Facility	Sparks, NV	Leased
Toledo Facility	Toledo, OH	Owned
In addition, we have thirty-five cannabis dispensaries located in California (three), Illinois (four), Massachusetts (two), Nevada (four), Pennsylvania (eighteen), and Virginia (four). Most of our locations are leased from third parties, which have expiration dates between 2023 and 2052. We believe that our facilities and expansion plans are adequate for our current and anticipated needs.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. For a description of our legal proceedings, refer to Claims and Litigation in Note 22 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Subordinate Voting Shares are traded on the Canadian Securities Exchange (“CSE”) under the symbol “JUSH”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume
Year Ended December 31, 2022
Fourth Quarter (through December 31, 2022)	0.93	3.21	18,291,589
Third Quarter (September 30, 2022)	1.67	2.88	6,364,625
Second Quarter (June 30, 2022)	1.80	3.92	9,927,620
First Quarter (March 31, 2022)	3.47	6.05	18,178,654

Year Ended December 31, 2021
Fourth Quarter (through December 31, 2021)	4.10	6.93	15,719,336
Third Quarter (through September 30, 2021)	4.87	7.55	9,905,044
Second Quarter (through June 30, 2021)	6.45	9.21	10,866,972
First Quarter (through March 31, 2021)	6.44	11.59	40,916,222
The Subordinate Voting Shares are also traded on the United States Over the Counter Stock Market (“OTCQX”) under the symbol “JUSHF”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Low Trading Price (US$)	High Trading Price (US$)	Volume
Year Ended December 31, 2022
Fourth Quarter (through December 31, 2022)	0.69	2.34	18,386,123
Third Quarter (through September 30, 2022)	1.17	2.25	8,603,450
Second Quarter (through June 30, 2022)	1.35	3.12	15,121,912
First Quarter (through March 31, 2022)	2.65	4.78	19,662,161

Year Ended December 31, 2021
Fourth Quarter (through December 31, 2021)	3.09	5.53	23,044,455
Third Quarter (through September 30, 2021)	3.8	6.04	21,238,765
Second Quarter (through June 30, 2021)	5.19	7.49	22,755,649
First Quarter (through March 31, 2021)	5.05	9.06	60,884,056
Shareholders
As of April 12, 2023, there are 252 holders of record of our Subordinate Voting Shares.

Dividends
We have not declared dividends or distributions on Subordinate Voting Shares in the past. In addition, the Trust Indenture governing the Second Lien Notes and the Acquisition Facility, as defined and described in more in Note 12 - Debt of our financial statements included in this Annual Report on Form 10-K, among other things, limit our ability to declare or pay dividends or make certain other payments. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of dividends (including the Second Lien Notes and the Acquisition Facility) and any other factors that the board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total shareholder return on Jushi Holdings Inc. Subordinate Voting Shares from June 18, 2019, when Jushi Holdings Inc began trading on the CSE, through December 31, 2022, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on June 18, 2019. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
Jushi Holdings Inc.
Russell 2000
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
6/18/2019
6/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
ASSUMES $100 INVESTED ON JUN. 18, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2022

Below are the specific companies included in the peer group.

•Trulieve Cannabis Corp	•TerrAscend Corp.	•Verano Holdings Corp.
•MARIMED INC.	•Acreage Holdings, Inc.	•Ascend Wellness Holdings, Inc.
•4Front Ventures Corp.	•Cresco Labs Inc.	•Curaleaf Holdings, Inc.
•Green Thumb Industries Inc.
Recent Sales of Unregistered Securities

The following information represents securities we sold during Q4 2022 that were not registered under the Securities Act of 1933 (the “Securities Act”) and not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Included are new issues, securities issued in exchange for services and securities issued upon exercise or conversion of other securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act, Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

•In October 2022, we issued 6,767 subordinate voting shares pursuant to a net exercise of options granted to a former employee.

•In November 2022, we issued 910,000 subordinate voting shares to the holder of a convertible promissory note pursuant to a mandatory conversion feature.

•In December 2022, we issued Chief Financial Officer Michelle Mosier 200,000 warrants for consultancy services prior to her appointment as our Chief Financial Officer, and 1,000,000 warrants to a consultant for consultancy services.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020 (the “Annual Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. The Annual Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”), and all amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.
We have elected to omit in this Annual Report on Form 10‑K, discussion on the earliest of the three years (the year ended December 31, 2021 as compared to the year ended December 31, 2020) covered by the Annual Financial Statements presented. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Jushi Holdings Inc.’s Registration Statement on Form S-1, as amended and declared effective by the SEC on August 12, 2022 (“S-1”), and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on November 21, 2022.
Company Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions. We have targeted assets in highly populated, limited license medical markets on a trajectory toward adult-use legalization, including Pennsylvania and Ohio, markets that are in the process of transitioning to adult-use, namely Virginia, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada and Massachusetts, and certain municipalities of California.
Refer to “Item I. Business” section and to our Annual Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K for additional information about us.
Factors Affecting our Performance and Related Trends
Competition and Pricing Pressure
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods. For further discussion on the impact of asset impairments during the years ended December 31, 2022 and 2021, refer to Note 8 - Goodwill and Other Intangible Assets of our Annual Financial Statements.
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects and those of its variants are currently unknown. To date, our financial condition and results of operations have not been materially impacted by COVID-19. The extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including possible future outbreaks of new strains of the virus and governmental and consumer responses to such future developments.
Recent Developments
(Amounts expressed in thousands of U.S. dollars)
The following represents our recent developments since the filing of our Form 10-Q for the quarterly period ended September 30, 2022, which was filed on November 21, 2022. For information on our developments in the earlier part of 2022, also refer to (i) Form 10-Q for the quarterly period ended June 30, 2022, which was filed on September 26, 2022, and (ii) Amendment No. 1 to Form S-1 Registration Statement, which was filed on August 8, 2022. The Form 10-Qs and Form S-1 may also be accessed on SEDAR.
Manassas loan agreement
On April 6, 2023, we entered into a loan agreement with FVCbank for a commercial loan in an aggregate principal amount of $20,000 (the “Loan”). The Loan has a five (5) year term and is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Loan will bear interest based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%.
Opened 37th Retail Location Nationwide and Fifth Virginia Dispensary
In January 2023, we expanded our retail footprint in Virginia with the opening of our 37th retail location nationally, our fifth Virginia medical cannabis dispensary located in Arlington. The medical cannabis dispensary is operating under the retail brand Beyond Hello™.
Opened 36th Retail Location Nationwide and First Ohio Dispensary
In January 2023, we expanded our retail footprint in Ohio with the opening of our 36th retail location nationally, our first Ohio medical cannabis dispensary as well as our fifth vertically integrated state-level operation located in Cincinnati. The medical cannabis dispensary is operating under the retail brand Beyond Hello™.
Strengthened Board and Senior Leadership
In January 2023, we appointed Michelle Mosier as our Chief Financial Officer effective January 16, 2023. Additionally, we announced the resignation of Leonardo “Leo” Garcia-Berg from his position as Chief Operations Officer, effective January 20, 2023. In addition, we appointed Nichole Upshaw as Chief People Officer effective December 1, 2022, and designated Shaunna Patrick as Chief Commercial Director and Trent Woloveck as Chief Strategy Director.
CEO Received Options
In December 2022, we announced that CEO, Chairman, and Founder, Jim Cacioppo, was granted 3,000,000 options to acquire Class B subordinate voting shares ("Subordinate Voting Shares") under the 2019 Equity Incentive Plan of the Issuer (the “Option Grant”). Following the Option Grant, Mr. Cacioppo holds in the aggregate and on an as-converted basis, approximately 19.24% of the issued and outstanding Subordinate Voting Shares on a non-diluted basis.
Debt Redemption and Financing
In December 2022, we redeemed all our outstanding 10% senior secured notes (“Senior Notes”) in the amount of $74,935. The redemption of the Senior Notes were funded in part by the issuance of 12% second lien notes (“Second Lien Notes”) in December 2022 in an aggregate amount of $73,061. The Senior Notes redemption resulted in a loss of $18,858. Refer to Note 12 - Debt of the Annual Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on the Senior Notes redemption and the Second Lien Notes issuance. After the December 2022 closing, James Cacioppo, the Company’s CEO, Chairman and Founder, entered into an amendment to his employment agreement pursuant to which in lieu of cash, Mr. Cacioppo’s 2022 annual bonus was paid in Second Lien Notes and warrants (such warrants to be priced and issued as soon as practicable in accordance with US and Canadian securities laws).
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2022	2021	% Change
REVENUE, NET	$284,284	$209,292	36%
COST OF GOODS SOLD	(188,806)	(125,898)	50%
GROSS PROFIT	$95,478	$83,394	14%

OPERATING EXPENSES
Selling, general and administrative	$156,166	$112,815	38%
Asset impairments	159,645	6,344	2416%
Total operating expenses	$315,811	$119,159	165%

LOSS FROM OPERATIONS	$(220,333)	$(35,765)	516%

OTHER INCOME (EXPENSE) :
Interest expense, net	$(45,591)	$(30,610)	49%
Fair value gains (losses) on derivative warrants	91,887	105,170	(13)%
Other, net	(19,839)	8,309	(339)%
Total other income (expense), net	$26,457	$82,869	(68)%

(LOSS) INCOME BEFORE INCOME TAX	$(193,876)	$47,104	(512)%
Income tax expense	(8,448)	(29,625)	(71)%
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(202,324)	$17,479	(1258)%
Less: net loss attributable to non-controlling interests	—	(2,772)	(100)%
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(202,324)	$20,251	(1099)%
(LOSS) EARNINGS PER SHARE - BASIC	$(1.06)	$0.12	(983)%
Weighted average shares outstanding - basic	190,021,550	170,292,035	12%
(LOSS) EARNINGS PER SHARE - DILUTED	$(1.44)	$(0.42)	243%
Weighted average shares outstanding - diluted	204,235,432	201,610,251	1%

Revenue, Net
The following table presents revenue by type for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	Year Ended	% Change
Retail cannabis	$261,016	$195,085	$65,931		34%
Wholesale cannabis	23,160	13,792	9,368		68%
Other	108	415	(307)		(74)%
Total revenue, net	$284,284	$209,292	$74,992		36%
Revenue, net, for the year ended December 31, 2022 totaled $284,284, as compared to $209,292 for the year ended December 31, 2021, an increase of $74,992, or 36%.

The increase in retail revenue is due primarily to new dispensary openings from build outs and acquisitions. We acquired Nature’s Remedy in Massachusetts during September 2021, and Apothecarium and NuLeaf in Nevada during March 2022 and April 2022, respectively, and opened new Beyond Hello™ dispensaries in Pennsylvania and Virginia. In 2022, the Company opened a total of seven stores, and ended the year with thirty-five operating dispensaries in six states, as compared to twenty-eight in five states in 2021.
The increase in wholesale revenue is primarily attributable to increased cultivation and processing activities at our grower processor facilities: (i) in Massachusetts from the acquisition of Nature’s Remedy; (ii) in Nevada from the acquisition of NuLeaf; and (iii) in Virginia from operations at our Dalitso facility, which commenced in the third quarter of 2021.
Gross Profit
Gross profit totaled $95,478 for the year ended December 31, 2022, as compared to $83,394 for year ended December 31, 2021, an increase of $12,084, or 14%. Gross profit margin declined to 34% for the year ended December 31, 2022 compared to 40% in the prior year. During the fourth quarter of 2022, we incurred a non-cash inventory charge of $9,418 that reduced our gross margin by 331 basis points. Gross profit margin decreased primarily due to: (i) infrastructure and headcount investments in our wholesale business that continue to have a transitional impact on our results, (ii) slower than expected growth in our wholesale operations as other operators dedicated more shelf space to their own brands resulting in price compression, (iii) market price compression, and (iv) the sell through of inventory acquired in the acquisitions of Nature's Remedy, Apothecarium and NuLeaf, which had a fair value step-up. Gross margins were also impacted by the increased promotional activity at retail operations in Illinois, Massachusetts and Pennsylvania.
Operating Expenses
Operating expenses for the year ended December 31, 2022 were $315,811, as compared to $119,159 for the year ended December 31, 2021, an increase of $196,652, or 165%. The following table presents information of our operating expenses for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Salaries, wages and employee related expenses	$71,237	$58,228	$13,009	22%
Share-based compensation expense	23,072	14,506	8,566	59%
Rent and related expenses	13,162	9,722	3,440	35%
Depreciation and amortization expense	12,724	5,805	6,919	119%
Professional fees and legal expenses	10,371	6,507	3,864	59%
Indefinite-lived intangible asset impairment	111,515	—	111,515	NM
Goodwill impairment	39,643	1,783	37,860	2123%
Tangible long-lived asset impairment	8,487	4,561	3,926	86%
Other expenses (1)	25,599	18,047	7,552	42%
Total operating expenses	$315,811	$119,159	$196,652	165%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.
The increase in total operating expenses is primarily due to impairment charges and an increase in employee-related costs. The impairment charges relate to our operations in California, Massachusetts, Nevada, Ohio and Pennsylvania. Refer to Note 8 - Goodwill and Other Intangible Assets of our Annual Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on the impairment charges.

Salaries, wages, and employee-related expenses increased due to an increase in the number of employees to support our ongoing growth and the impact of our recent acquisitions. Share-based compensation expense increased primarily due to stock options granted to new employees and management in 2022. The total depreciation and amortization recorded in operating expenses and cost of goods sold for 2022 increased due in part to: (i) depreciation and amortization related to property, plant and equipment (“PP&E”) and amortizable intangible assets that were acquired with the 2022 acquisition of NuLeaf and Apothecarium; (ii) a full year of depreciation and amortization in 2022 for PP&E and amortizable intangible assets that were acquired in connection with the 2021 acquisition of Nature’s Remedy, Organic Solutions of the Desert, LLC, OhiGrow, LLC and Grover Beach; (iii) accelerated depreciation for certain PP&E for which the useful lives were shortened; and (iv) depreciation associated with PP&E that were purchased and/or placed in service during 2022. Furthermore, the fourth quarter of 2022 was impacted by depreciation relating to fair value measurement period adjustment for NuLeaf which increased PP&E, and as such resulted in catch-up depreciation expense. Rent and related expenses increased primarily due to the additions in finance lease right-of-use assets, and investment in our infrastructure to support our growth, as well as the impact of our recent acquisitions. Professional fees and legal expenses increased primarily due to our transition to US GAAP accounting and reporting and costs associated with our registration with the SEC, which was completed in August 2022.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $45,591 for the year ended December 31, 2022, as compared to $30,610 for the year ended December 31, 2021, an increase of $14,981, or 49%. The increase in interest expense, net is due primarily to a higher overall debt balance due in part to funding of our recent acquisitions as well as higher finance lease obligations.
Fair Value Gains on Derivatives
Fair value gains on derivatives was $91,887 for the year ended December 31, 2022, as compared to $105,170 for the year ended December 31, 2021. Fair value gains on derivatives include the fair value changes relating to the derivative warrants liability. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives for the year ended December 31, 2022 and 2021 were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net, was an expense of $19,839 for the year ended December 31, 2022, as compared to an income of $8,309 for the year ended December 31, 2021, an increase in expense of approximately $28,148, or 339%. Other, net for the year ended December 31, 2022 was primarily related to a loss of $18,858 on redemptions of the Senior Notes. Other, net for the year ended December 31, 2021 includes a gain of $10,350 on a legal settlement primarily relating to a breach of contract case involving San Felasco Nurseries, Inc. (the “SFN Litigation”), a gain of $1,216 on investments and investment income from mutual funds, and $558 in other miscellaneous income, partially offset by losses of $3,815 on the redemptions of Senior Notes.
Income Tax Expense
Income tax expense was $8,448 for the year ended December 31, 2022, as compared to $29,625 for the year ended December 31, 2021, a decrease of $21,177, or 71%. The decrease in income tax expense is primarily due to a reduction in taxable gross profit, and impairment charges associated with our California, Massachusetts, Nevada, Ohio and Pennsylvania operations.
Non-GAAP Measures and Reconciliation
In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. We use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are EBITDA and Adjusted EBITDA (each as defined below). We believe that these non-GAAP financial measures reflect our ongoing business by excluding the effects of expenses that are not reflective of our operating business performance and allow for meaningful comparisons and analysis of trends in our business. These non-GAAP financial measures also facilitate comparing financial results across accounting periods and to those of peer companies. As there are no standardized methods of calculating these non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similar measures used by others, thus limiting their usefulness. Accordingly, these non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense and other one-time charges; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; (vii) loss on debt extinguishment; and (viii) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
NET (LOSS) INCOME (1)	$(202,324)	$17,479
Income tax expense	8,448	29,625
Interest expense, net	45,591	30,610
Depreciation and amortization (2)	26,492	8,411
EBITDA (Non-GAAP)	$(121,793)	$86,125
Non-cash share-based compensation	23,073	14,506
Inventory charge adjustments (3)	7,792	3,432
Indefinite-lived intangible asset impairment	111,515	—
Goodwill impairment	39,643	1,783
Tangible long-lived asset impairment	8,487	4,561
Fair value changes in derivatives	(91,887)	(105,170)
Losses on debt redemptions/extinguishments/modifications	18,858	3,815
Other, net (4)	2,021	(6,956)
Start-up costs (5)(7)	4,143	9,747
Transaction costs (6)(7)	5,221	2,471
Adjusted EBITDA (Non-GAAP)	$7,073	$14,314

(1)	Net (loss) income includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(4)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on investments and financial assets; (iii) losses (gains) on legal settlements; and (iv) severance costs.

(5)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(6)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.
(7)	During the second quarter of 2021, we revised our methodology for calculating Adjusted EBITDA to also adjust for the effects of acquisition and deal costs, and start-up costs. We revised our methodology for calculating Adjusted EBITDA because we believe that the fluctuations caused in our operating results from these items are not reflective of our core performance, and that the revised methodology provides management and investors more useful information to evaluate the operations of our business. The prior period data for these items has been added to conform to current period presentation.

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash and cash equivalents of $27,146 as of December 31, 2022. Capital expenditures for the year ended December 31, 2022 were $56,881. As of December 31, 2022, we had total current assets of $70,051, and total current liabilities of $107,628. We therefore had net working capital deficit of $37,577.
The major components of our statements of cash flows for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021
Net cash flows used in operating activities	$(21,416)	$(14,304)
Net cash flows used in investing activities	(80,859)	(113,455)
Net cash flows provided by financing activities	33,983	137,663
Effect of currency translation on cash	(49)	(274)
Net change in cash and cash equivalents	$(68,341)	$9,630
Operating activities. Cash used in operations for the year ended December 31, 2022 was $21,416, as compared to $14,304 for the year ended December 31, 2021. The increase in cash used in operations is due primarily to an increase in size and scope of our general and administrative functions to support our expected continued growth, partially offset by improved management of working capital.
Investing activities. Net cash used in investing activities totaled $80,859 for the year ended December 31, 2022, as compared to $113,455 for the year ended December 31, 2021. The net cash used in investing activities for the year ended December 31, 2022 was comprised of (i) $56,881 for the purchases of property, plant and equipment for use in our operations, (ii) $20,978 in payments for the acquisitions of Apothecarium and NuLeaf, net of cash acquired, and (iii) $3,000 payment of contingent consideration liability for NuLeaf. The net cash used in investing activities for the year ended December 31, 2021 was comprised of (i) $75,296 for the purchases of property, plant and equipment for use in our operations, and (ii) $47,308 in payments for the acquisitions of Nature’s Remedy, Ohio Green Grow LLC, OhiGrow, Grover Beach and Organic Solutions of the Desert, LLC, net of cash acquired. Partially offsetting these cash outflows in 2021 was $9,149 in proceeds from the sales and redemptions of investments.
Financing activities. Net cash provided by financing activities totaled $33,983 for the year ended December 31, 2022, as compared to $137,663 for the year ended December 31, 2021. The net cash provided by financing activities for the year ended December 31, 2022 was comprised of (i) $31,594 in aggregate proceeds from the Second Lien Notes to partially fund the redemption of the Senior Notes, (ii) $25,000 in aggregate proceeds from the Acquisition Facility to fund the acquisitions of NuLeaf and Apothecarium, (iii) $13,680 in aggregate proceeds from private placement equity offerings in January 2022 and February 2022, (iv) $8,830 in proceeds from other debt and financing activities, and (v) $1,203 in proceeds from the exercise of warrants and stock options. Partially offsetting these cash inflows in 2022 were (i) $33,726 in principal redemption repayments on the Senior Notes, (ii) $8,775 in payments of finance lease obligations, net, (iii) $2,437 in payments of loan financing costs and (iv) $1,386 in other financing activities, net. The net cash provided by financing activities for the year ended December 31, 2021 was comprised of (i) $85,660 in aggregate proceeds from public equity offerings, net of issuance costs, in January 2021 and February 2021, (ii) $40,000 in aggregate proceeds from the Acquisition Facility, (iii) $17,128 in proceeds from the exercise of warrants and stock options, and (iv) $7,910 in proceeds from other debt. Partially offsetting these cash inflows in 2021 were (i) $8,134 in principal redemption repayments on the Senior Notes, (ii) $1,163 in payments of finance lease obligations, net (iii) $1,620 in payments on acquisition-related promissory notes, (iv) $1,701 in payments of loan financing costs, and (v) $417 in repayment of other debt.

Liquidity
As reflected in our consolidated financial statements, we incurred a loss from operations of $220,333, including non-cash asset impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, our current liabilities exceeded our current assets by $37,577. Since inception, we have focused on building a diverse portfolio of assets in attractive markets to vertically integrate our business. As such, we incurred losses as we continue to expand. We have put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, we began to commercialize production from our recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among others, reduction in labor and packaging costs as well as operating efficiencies at our retail and grower-processing facilities.
However, as of December 31, 2022, substantial doubt exists about our ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. We intend to fund our operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.
Additionally, the Acquisition Facility, as more further described in Note 12 - Debt elsewhere in this Annual Report on Form 10-K, contains certain financial and other covenants with which we are required to comply. The required financial covenants related to minimum (i) unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement. Subsequent to year end December 31, 2022, on February 24, 2023 and February 27, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. We also anticipated not being able to provide a certification to the lender in connection with its annual financial statements that the audit report did not contain a going concern qualification. We received waivers for these two instances on April 17, 2023.
The consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2022, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. Our principal and interest future obligations in relation to our debt balance of $206,358 as of December 31, 2022 are as follows: $31,733 for the year ended December 2023, $114,649 for the two years ended December 2025, and $121,123 for the two years ended December 2027. Refer to Note 12 - Debt for additional information.
For our other contractual obligations, refer to Note 13 - Leases and Note 22 - Commitments and Contingencies of our Annual Financial Statements on Form 10-K.
Critical Accounting Estimates
The preparation of our Annual Financial Statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are relevant. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. The critical accounting estimates and judgements are disclosed in Note 2 - Basis of Presentation and

Summary of Significant Accounting Policies of our Annual Financial Statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
We are exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
Market Risk
Strategic and operational risks arise if we fail to carry out business operations and/or raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.
Currency Risk
Our operating results and financial position are reported in U.S. dollars. As of December 31, 2022, the Company had Second Lien Notes in the amount of C$25,090 (~$18,526). Additionally, some of the Company’s other financial transactions are denominated in currencies other than the U.S. dollar. Accordingly, the Company’s results of operations are subject to currency transaction risks.
We have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
Credit Risk
Management does not believe that the Company currently has credit risk related to its operations, as the Company’s revenue is generated primarily through cash transactions. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions. Credit risk related to operations could increase as the Company continues to expand its wholesale operations.
Interest Rate Risk
Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Cash equivalents bear interest at market rates. Substantially all of our debt has fixed rates of interest and therefore our exposure is limited.
Inflation Risk
If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Asset Forfeiture Risk
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.
Banking Risk
There has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of Jushi, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. We have banking relationships in all jurisdictions in which we operate.

1Item 8. Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Jushi Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jushi Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficit, incurred significant operating losses and net loss, sustained significant negative cash flows from operations and needs to generate significant positive cash flows from operations, raise additional funds and/or sell assets to meet its obligations and sustain its operations and was non-compliant with certain debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP (PCAOB ID 688)

We have served as the Company’s auditor since 2021.

Chicago, Illinois
April 17, 2023

JUSHI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,196	$94,962
Accounts receivable, net	4,809	3,200
Inventories, net	35,089	43,319
Prepaid expenses and other current assets	3,957	12,875
Total current assets	$70,051	$154,356
NON-CURRENT ASSETS:
Property, plant and equipment, net	$177,755	$137,280
Right-of use assets - finance leases	114,021	94,008
Other intangible assets, net	100,082	192,466
Goodwill	38,239	45,828
Other non-current assets	28,243	27,586
Restricted cash	950	525
Total non-current assets	$459,290	$497,693
Total assets	$529,341	$652,049

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,313	$10,539
Accrued expenses and other current liabilities	46,329	47,972
Income tax payable	19,921	6,614
Debt, net - current portion (including related party principal amounts of $3,189 and $3,384 as of December 31, 2022 and 2021, respectively)	8,704	6,181
Finance lease obligations - current	11,361	12,620
Total current liabilities	$107,628	$83,926
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $17,491 and $1,194 as of December 31, 2022 and 2021, respectively)	$180,558	$119,798
Finance lease obligations - non-current	102,375	88,297
Derivative liabilities	14,134	92,435
Income tax liabilities - non-current	57,200	60,051
Other liabilities - non-current	21,555	26,559
Total non-current liabilities	$375,822	$387,140
Total liabilities	$483,450	$471,066
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY:
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 196,686,372 and 182,707,359 Subordinate Voting Shares as of December 31, 2022 and 2021, respectively	$—	$—
Paid-in capital	492,020	424,788
Accumulated deficit	(444,742)	(242,418)
Total Jushi shareholders' equity	$47,278	$182,370
Non-controlling interests	(1,387)	(1,387)
Total equity	$45,891	$180,983
Total liabilities and equity	$529,341	$652,049

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE, NET	$284,284	$209,292	$80,772
COST OF GOODS SOLD	(188,806)	(125,898)	(42,431)
GROSS PROFIT	$95,478	$83,394	$38,341

OPERATING EXPENSES
Selling, general and administrative	$156,166	$112,815	$54,895
Asset impairments	159,645	6,344	—
Total operating expenses	$315,811	$119,159	$54,895

LOSS FROM OPERATIONS	$(220,333)	$(35,765)	$(16,554)

OTHER INCOME (EXPENSE):
Interest expense, net	$(45,591)	$(30,610)	$(15,333)
Fair value gain (loss) on derivatives	91,887	105,170	(173,707)
Other, net	(19,839)	8,309	3,702
Total other income (expense), net	$26,457	$82,869	$(185,338)

(LOSS) INCOME BEFORE INCOME TAX	$(193,876)	$47,104	$(201,892)
Income tax expense	(8,448)	(29,625)	(10,623)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(202,324)	$17,479	$(212,515)
Less: net loss attributable to non-controlling interests	—	(2,772)	(1,908)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(202,324)	$20,251	$(210,607)
(LOSS) EARNINGS PER SHARE - BASIC	$(1.06)	$0.12	$(1.94)
Weighted average shares outstanding - basic	190,021,550	170,292,035	108,485,158
(LOSS) EARNINGS PER SHARE - DILUTED	$(1.44)	$(0.42)	$(1.94)
Weighted average shares outstanding - diluted	204,235,432	201,610,251	108,485,158
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2020	149,000	4,000,000	91,592,638	$165,436	$(52,062)	$113,374	$9,660	$123,034
Issuance of shares and warrants for cash, net	—	—	11,500,000	29,243	—	29,243	—	29,243
TGS Transaction	—	—	(4,800,000)	(7,125)	—	(7,125)	4,661	(2,464)
Purchases of non-controlling interest	—	—	3,927,911	7,395	—	7,395	(13,020)	(5,625)
Non-controlling interests - Jushi Europe and other transactions	—	—	—	—	—	—	1,994	1,994
Acquisition of Agape	—	—	769,231	1,000	—	1,000	1,560	2,560
Shares issued for restricted stock grants, net of forfeitures (including related parties)	—	—	4,548,099	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	24,456,519	55,283	—	55,283	—	55,283
Shares issued upon exercise of stock options	—	—	26,666	41	—	41	—	41
Share-based compensation (including related parties)	—	—	—	9,592	—	9,592	—	9,592
Warrant expense	—	—	—	175	—	175	—	175
Shares issued for settlements	—	—	375,000	1,105	—	1,105	—	1,105
Net loss	—	—	—	—	(210,607)	(210,607)	(1,908)	(212,515)
Balances - December 31, 2020	149,000	4,000,000	132,396,064	$262,145	$(262,669)	$(524)	$2,947	$2,423
Public offering	—	—	13,685,000	85,660	—	85,660	—	85,660
Purchase of non-controlling interests - Agape	—	—	500,000	1,562	—	1,562	(1,562)	—
Acquisition of Grover Beach	—	—	49,348	368	—	368	—	368
Acquisition of Nature’s Remedy	—	—	8,700,000	35,670	—	35,670	—	35,670
Conversion of Super Voting Shares and Multiple Voting Shares	(149,000)	(4,000,000)	18,900,000	—	—	—	—	—
Shares issued for restricted stock grants	—	—	65,398	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	8,667,173	24,676	—	24,676	—	24,676
Shares issued upon exercise of stock options	—	—	216,133	171	—	171	—	171
Share-based compensation (including related parties)	—	—	—	14,506	—	14,506	—	14,506
Settlement of promissory notes due from related parties	—	—	(471,757)	30	—	30	—	30
Net income (loss)	—	—	—	—	20,251	20,251	(2,772)	17,479
Balances - December 31, 2021	—	—	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - Balances - January 1, 2022	—	—	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	—	—	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	—	—	527,704	1,594	—	1,594	—	1,594
Shares issued for NuLeaf acquisition	—	—	5,551,264	15,102	—	15,102	—	15,102
Shares issued for service received	—	—	114,416	317	—	317	—	317
Shares issued upon conversion of debt at maturity	—	—	910,000	2,412	—	2,412	—	2,412
Shares issued upon exercise of warrants	—	—	3,176,601	10,578	—	10,578	—	10,578
Shares issued upon exercise of stock options	—	—	121,976	26	—	26	—	26
Share-based compensation (including related parties)	—	—	—	23,073	—	23,073	—	23,073
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	—	—	(140,340)	—	—	—	—	—
Collection of note receivable from employee shareholder	—	—	—	450	—	450	—	450
Net loss	—	—	—	—	(202,324)	(202,324)	—	(202,324)
Balances - December 31, 2022	—	—	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(202,324)	$17,479	$(212,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including amounts in cost of goods sold	26,492	8,411	4,425
Share-based compensation	23,073	14,506	9,592
Fair value changes in derivatives	(91,887)	(105,170)	173,707
Net gains on business combinations	—	—	(10,149)
Non-cash interest expense, including amortization of deferred financing costs	19,437	17,055	8,205
Deferred income taxes and uncertain tax positions	(17,455)	21,713	8,300
Loss on debt modification/extinguishment/redemption	18,858	3,815	1,853
Asset impairments	159,645	6,344	170
Inventory charge	9,418	—	—
Other non-cash items, net	2,061	(1,297)	3,570
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,594)	(1,872)	(61)
Accounts payable, accrued expenses and other current liabilities	24,106	21,558	7,842
Inventory	5,396	(12,945)	(4,254)
Prepaid expenses and other current assets	1,627	(7,502)	(1,724)
Other assets	1,731	3,601	(1,325)
Net cash flows used in operating activities	$(21,416)	$(14,304)	$(12,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	$(20,978)	$(47,308)	$(28,564)
Payments for property, plant and equipment	(56,881)	(75,296)	(22,780)
Proceeds from investments and financial asset	—	9,149	18,597
Other investing activities	(3,000)	—	(13,053)
Net cash flows used in investing activities	$(80,859)	$(113,455)	$(45,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	$13,680	$85,660	$29,243
Proceeds from exercise of warrants and options	1,203	17,128	46,587
Proceeds from acquisition facility	25,000	40,000	—
Proceeds from issuance of second lien notes and related warrants in 2022 and senior notes and related warrants in 2020	31,594	—	51,861
Redemptions of senior notes (including related party redemptions of $8 and $3,072 for the year ended December 31, 2022 and 2021, respectively	(33,726)	(8,134)	—
Payments of acquisition promissory notes	—	(1,620)	(24,003)
Payments of finance leases, net of tenant allowance of $10,633, $19,046 and $200 for the year ended December 31, 2022, 2021 and 2020, respectively	(8,775)	(1,163)	(1,848)
Proceeds from other debt	2,800	7,910	3,529
Repayments of other debt	(148)	(417)	—
Payments of loan financing costs	(2,437)	(1,701)	—
Proceeds from other financing activities	6,030	—	—
Payments of other financing activities, net	(1,238)	—	(237)
Net cash flows provided by financing activities	$33,983	$137,663	$105,132

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020

Effect of currency translation on cash and cash equivalents	(49)	(274)	(47)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(68,341)	$9,630	$46,921
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	95,487	85,857	38,936
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$27,146	$95,487	$85,857

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$27,706	$13,798	$7,359
Cash paid for income taxes	$11,668	$7,066	$1,336
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$7,921	$17,599	$2,177
Right of use assets from finance lease liabilities (excluding from acquisitions), net of tenant allowance receivable of $0, $7,357 and $805 for the year ended December 31, 2022, 2021 and 2020, respectively	$4,811	$51,200	$15,287
Debt and equity issued for services received	$702	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. As of December 31, 2022, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in Illinois, Pennsylvania, Virginia, Massachusetts, Nevada, California and Ohio. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH", and trades on the United States Over the Counter Stock Market (“OTCQX”) under the symbol “JUSHF”. The Company’s Registration Statement on Form S-1, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended on August 8, 2022, was declared effective by the SEC on August 12, 2022 (the “S-1”).

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying consolidated financial statements present the consolidated financial position and operations of Jushi Holdings Inc. and its subsidiaries and entities over which the Company has control, in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. Intercompany balances and transactions are eliminated in consolidation.
Going Concern and Liquidity
As reflected in these consolidated financial statements, the Company has incurred a loss from operations of $220,333, including non-cash asset impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $37,577. Since inception, management has focused on building a diverse portfolio of assets in attractive markets to vertically integrate its business. As such, the Company has incurred losses as it continues to expand. Management has put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, management begun to commercialize production from its recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among others, reduction in labor and packaging costs as well as operating efficiencies at the Company’s retail and grower-processing facilities.
As a result of the above, substantial doubt exists about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are issued. Management intends to fund the Company’s operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Additionally, the Acquisition Facility, as more further described in Note 12 - Debt, contains certain financial and other covenants with which the Company is required to comply. The required financial covenants related to minimum (i) unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement. Subsequent to year end December 31, 2022, on February 24, 2023 and February 27, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company also anticipated not being able to provide a certification to the lender in connection with its annual financial statements that the audit report did not contain a going concern qualification. The Company received waivers for these two instances on April 17, 2023.
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
Correction of Errors in Previously Issued Financial Statements
In November 2022, the Company identified an error in the appraised value of the business licenses acquired in connection with the acquisition of Nature’s Remedy in September 2021, which was used in the purchase price allocation (Refer to Note 7 - Acquisitions for additional information). The appraised value of the business licenses was determined with the assistance of a third-party valuation firm, which used an incorrect input in the valuation model. The impact of the error was a $10,000 understatement of indefinite-lived intangible assets - license, a $7,092 overstatement of goodwill, and a $(2,908) understatement of income tax liabilities – non-current on the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021. The Company revised its consolidated balance sheet as of December 31, 2021 as summarized in the table below:

	As Previously Reported	As Revised
Other intangible assets, net	$182,466	$192,466
Goodwill	$52,920	$45,828
Total non-current assets	$494,785	$497,693
Total assets	$649,141	$652,049
Income tax liabilities - non-current	$57,143	$60,051
Total non-current liabilities	$384,232	$387,140
Total liabilities	$468,158	$471,066
Total liabilities and equity	$649,141	$652,049

Summary of Significant Accounting Policies
Functional and Reporting Currency
The functional currency of the Company and its subsidiaries, as determined by management, is the U.S. dollar. The Company’s reporting currency is the U.S. Dollar. These consolidated financial statements are presented in thousands of U.S. dollars unless otherwise noted. Transactions in foreign currencies are recorded at a rate of exchange approximating the prevailing rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the statement of financial position date are translated into the functional currency at the foreign exchange rate in effect at that date. Realized and unrealized exchange gains and losses are recognized through profit and loss.

Use of Estimates
The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and assumptions that affect amounts reported. Estimates are used to account for certain items such as the valuation of

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
inventories, including stage of growth of cannabis plants, the likelihood the plants will grow to full maturity, and the estimated yields from harvest and conversion to finished goods; the assessment of business combinations and asset acquisitions and the fair values of the assets and liabilities acquired; the fair value of purchase consideration and contingent consideration; the useful lives of definite lived intangible assets and property and equipment; share-based compensation, leases, income tax provision and uncertain tax positions, the collectability of receivables and other items requiring judgment. Estimates are based on historical information and other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ materially.

Cash and Cash Equivalents and Restricted Cash
The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions and cash held at retail locations. Cash and cash held in money market investments are carried at fair value. When the use of a cash balance is subject to regulatory or contractual restrictions and therefore not available for general use by the Company, the Company classifies the cash as restricted cash.

The Company maintains cash with various U.S. financial institutions with balances in excess of the Federal Deposit Insurance Corporation limits. The failure of a financial institution where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition and results of operations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$26,196	$94,962	$85,857
Restricted cash	950	525	—
Cash, cash equivalents and restricted cash	$27,146	$95,487	$85,857
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit losses (or “allowance”) reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivable is reviewed on an ongoing basis. Expected credit losses are determined based on a combination of factors, including the Company’s risk assessment regarding the specific exposures, credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s charges to provision for credit losses and write-off of uncollectible receivables during each financial periods presented in the consolidated statements of operations and comprehensive income (loss) and its related allowance at each respective balance sheet date were not material given that a significant majority of the Company’s sales were collected in cash at the point of sale.

Inventories
Inventories are comprised of raw materials, work in process, finished goods and packaging materials. Inventories primarily consist of cannabis plants, dried cannabis, cannabis trim, and cannabis derivatives such as oils and edible products, and accessories. Inventories are initially recorded at cost and subsequently at the lower of cost or net realizable value. Costs incurred during the growing and production processes are capitalized as incurred, as adjusted for estimated normal capacity and expected yields when incurred. These costs include direct materials, labor and manufacturing

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
overhead used in the growing and production processes. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs to complete and sell. Cost is primarily determined on an average cost basis. The Company also reviews inventory for obsolete and slow-moving goods and writes down inventory to net realizable value.

Property, Plant and Equipment
Property, plant, and equipment (“PP&E”) are measured at cost less accumulated depreciation, and impairment losses, if applicable. Purchased property and equipment are initially recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease right-of-use assets are recognized at inception based on the present value of minimum future lease payments. Depreciation is recognized on a straight-line basis over the following periods:

Buildings and building components	7 - 30 years
Leasehold improvements	The lesser of the term of the lease or the estimated useful life of the asset: 1 - 28 years
Machinery and equipment	1 - 10 years
Furniture, fixtures and office equipment (including computer)	2 - 7 years
Finance lease ROU assets - buildings	14 - 28 years
Finance lease ROU assets - machinery and equipment	3 - 5 years
Land has an unlimited useful life and is, therefore, not depreciated. An asset’s residual value, useful life and depreciation method are reviewed annually and adjusted prospectively if necessary.

Construction-in-process (“CIP”) represents assets under construction and is measured at cost, including borrowing costs incurred during the construction of qualifying assets. When construction on a property is complete and available for use, the cost of construction which has been included in CIP will be reclassified to buildings and improvements, leasehold improvements or furniture and fixtures, as appropriate, and depreciated.

Impairment of Long-Lived Assets
Property and equipment, as well as right-of-use assets and definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require these long-lived assets to be tested for possible impairment and the Company’s analysis indicates that a possible impairment exists based on an estimate of undiscounted future cash flows, the Company is required to estimate the fair value of the asset.

An impairment charge is recorded for the excess of the asset’s or asset group’s carrying value over its fair value, if any. Asset groups have identifiable cash flows and are largely independent of other asset groups. The Company assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including recent third-party comparable sales and discounted cash flow models. The Company’s impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, and other assumptions.

Business Combinations
Acquisitions are assessed under ASC 805 Business Combinations, and judgement is required to determine whether a transaction qualifies as an asset acquisition or business combination. The Company includes in these financial statements the results of operations of the businesses acquired from the acquisition date. Acquisition-related expenses are recognized separately from a business combination and are expensed as incurred.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The Company allocates the purchase price of the business combination to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized in the statement of operations and comprehensive income (loss).

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition.

Variable Interest Entities
The Company determines at the inception of each arrangement whether an entity in which the Company has made an investment or in which it has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the VIE will be accounted for in accordance with other applicable accounting guidance. Periodically, the Company assesses whether any changes in the Company’s interest or relationship with the entity affect the determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The estimated useful lives, residual values and amortization methods are reviewed annually, and any changes in estimates are accounted for prospectively. Finite lived intangible assets are amortized using the straight-line method over their estimated useful lives.

Goodwill and Indefinite Lived Intangibles
In accordance with ASC 350 Intangibles - Goodwill and Other, the Company reviews goodwill and indefinite lived intangibles for impairment at the reporting unit level annually, or, when events or circumstances dictate, more frequently. At the time of a business combination, goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. The Company first performs a qualitative assessment to determine if it is more-likely-than-not that the reporting unit’s carrying value, which includes goodwill and intangibles, is less than its fair value, indicating a potential for impairment, and therefore requiring a quantitative assessment. If the Company determines that a quantitative impairment test is required, the Company typically uses a combination of an income approach, i.e., a discounted cash flow calculation, and a market approach, i.e., using a market multiple method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, the Company would record an impairment charge based on that difference, up to the amount of goodwill and intangibles allocated to that reporting unit.

The quantitative impairment test requires the application of a number of significant assumptions, including estimated revenue growth rates, profit margins, terminal value growth rates, market multiples, and discount rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operation plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared or such evaluation date.

The Company performs its goodwill and indefinite-lived intangible assets impairment tests on an annual basis.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

Leases
In accordance with ASC 842 Leases, the Company determines if an arrangement is a lease at inception. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. Operating lease right-of-use (“ROU”) assets and operating lease (current and non-current) liabilities and finance lease ROU assets and finance lease (current and non-current) liabilities are recognized in the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are expensed in the consolidated statements of operations on a straight-line basis over the lease term.
Right of use (“ROU”) assets represent the Company’s right to use an underlying asset in which the Company obtains substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using a discount rate equivalent to the Company’s incremental borrowing rate for a term similar to the estimated duration of the lease, as the rates implicit in the Company’s leases are not readily available. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. For finance leases, interest expense on lease liabilities is recognized using the effective interest method, and amortization of the related ROU asset is on a straight-line basis. Refer to Property, Plant and Equipment above for the useful lives of finance lease ROU assets. Operating lease cost, which includes the interest on the lease liability and amortization of the related ROU asset, is recognized on a straight-line basis over the lease term.
Topic 842 requires lessees to discount lease payments using the rate implicit in the lease if that rate is readily available in accordance with Topic 842. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company generally uses the incremental borrowing rate when initially recording leases. Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment. Topic 842 requires lessees to estimate the lease term. In determining the period which the Company has the right to use an underlying asset, management considers the non-cancellable period along with all facts and circumstances that create an economic incentive to exercise an extension option, or not to exercise a termination option.

Segment
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, manufacturing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires revenue to be recognized when control of the promised goods or services are transferred to customers at an amount that reflects the consideration that the Company expects to receive. Application of ASC 606 requires a five-step model applicable to all product offering revenue streams as follows: (1) Identify a customer along with a corresponding contract; (2) Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer; (3) Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer; (4) Allocate the transaction price to the performance obligation(s) in the contract; and (5) Recognize revenue when or as the Company satisfies the performance obligation(s).

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Contract assets, as defined in ASC 606, include amounts that represent the right to receive payment for goods and services that have been transferred to the customer with rights conditional upon something other than the passage of time. Contract liabilities are defined in the standard to include amounts that reflect obligations to provide goods and services for which payment has been received. The Company has no contract assets or unsatisfied performance obligations as of each balance sheet date presented in its consolidated balance sheets.

The Company’s contracts with customers for the sale of dried cannabis, cannabis oil and other cannabis related products may consist of multiple performance obligations. Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has paid for the goods. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Revenue is measured based on the amount of consideration that the Company can expect to receive in exchange for those goods or services, reduced by promotional discounts and estimates for return allowances and refunds. Taxes collected from customers for remittance to governmental authorities are excluded from revenue.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned. The Company records a reduction in revenue and a liability based on the estimated probability of the point obligation incurred, calculated based on a standalone selling price of each point. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. Loyalty points expire six months from award date and the Company expects outstanding loyalty points to be redeemed within six months.

Costs of Goods Sold
Cost of goods sold includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment.

Operating Expenses
Operating expenses represent costs incurred at the Company’s corporate and administrative offices, primarily related to: compensation expenses, including share-based compensation; depreciation and amortization; professional fees and legal expenses; marketing, advertising and selling costs; facility-related expenses, including rent and security; insurance; software and technology expenses; impairments; and acquisition and deal costs. Advertising and promotion costs are included as a component of operating expenses and are expensed as incurred.
Share-Based Payment Arrangements
The Company accounts for equity-settled share-based payments in accordance with ASC 718 Compensation – Stock Compensation, which requires the Company to recognize share-based compensation expenses related to grants of stock options, restricted stock awards (“RSAs”) and compensatory warrants to employees and non-employees based on the fair value of the share-based payments over the vesting period with a corresponding offsetting amount to paid-in capital within equity in the accompanying consolidated balance sheets. If vesting periods or other vesting conditions apply, the expense is allocated over the vesting period. No adjustment is made to any expense recognized in prior periods if vested stock options or warrant awards expire without being exercised. For share-based payments made prior to 2023, the Company recorded the share-based compensation expenses using the graded vesting basis and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
The fair value of stock options and compensatory warrants is estimated using the Black-Scholes valuation model, which requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term. The

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be vested change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of RSAs is estimated based on the Company’s stock on grant date.

Income Taxes
Income tax expense is the total of the current period income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
As the Company operates in the legal cannabis industry, the Company is subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Starting with the 2022 tax year, Massachusetts and New York also decoupled from IRC Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of product, i.e. the cost of producing the products or cost of production. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

In accordance with ASC 740 Income Taxes, a tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

The Company is treated as a U.S. corporation for U.S. federal income tax purposes under IRC Section 7874 and is subject to U.S. federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) for Canadian income tax purposes. As a result, the Corporation is subject to taxation both in Canada and the U.S.

Earnings or Loss per Share
Basic earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the basic weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the sum of the weighted average number of shares of common stock outstanding for the period, and the number of additional shares of common stock that would have been outstanding if the Company’s outstanding potentially dilutive securities had been issued. Potentially dilutive securities include stock options, warrants, unvested restricted stock, convertible promissory notes, and vested restricted stock issued to employees for which a corresponding non-recourse promissory note receivable with the employee is outstanding until the notes are repaid. The dilutive effect of potentially dilutive securities is reflected in diluted earnings or loss per share by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (i) Level 1 – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date; (ii) Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by the observable market data for substantially the full term of the assets or liabilities; (iii) Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Refer to Note 23 - Financial Instruments.
COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. At the onset of the COVID-19 pandemic, the Company implemented procedures at all operating locations to better protect the health and safety of its employees, medical patients, and customers across its network of dispensaries at the onset of the COVID-19 outbreak, and the Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

To date, the Company’s financial condition and results of operations have not been materially impacted by COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including possible future outbreaks of new strains of the virus and governmental and consumer responses to such future developments.
Emerging Growth Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed in Recent Accounting Pronouncements reflect this election.
Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to: (i) the consolidated statements of cash flows to reclassify the presentation of uncertain tax position from change in accounts payable, accrued expenses and other current current liabilities to deferred income taxes and uncertain tax positions of $26,823 and $11,857 for the years ended December 31, 2021 and 2020, respectively, and (ii) the consolidated balance sheets to reclassify the presentation of certain other non-current liabilities from Debt, net - current portion to Other liabilities - non current of $3,173 as of December 31, 2021. These reclassifications had no effect on the reported net cash flows used in operating activities included in the consolidated statements of cash flows, or total non-current liabilities in the consolidated balance sheets.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Impairment (ASU 2017-04). The FASB issued guidance eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022 with early adoption permitted, as amended by ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2021-03, Intangibles—Goodwill and Other (Topic 350).
The Company early adopted ASU 2017-04 in 2022. See Note 8 - Goodwill and Other Intangible Assets for additional information.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021. The adoption of this standard in 2022 did not have a material impact on the Company’s consolidated financial statements.
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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Year Ended December 31,
	2022	2021	2020
Retail cannabis	$261,016	$195,085	$75,499
Wholesale cannabis	23,160	13,792	4,738
Other	108	415	535
Total revenue, net	$284,284	$209,292	$80,772

4. INVENTORIES
The components of inventories, net, are as follows:

	As of December 31,
	2022	2021
Cannabis plants	$4,347	$6,347
Harvested cannabis and packaging	9,052	5,180
Total raw materials	$13,399	$11,527
Work in process	7,845	8,756
Finished goods	13,845	23,036
Total inventories, net	$35,089	$43,319

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	As of December 31,
	2022	2021
Prepaid expenses and deposits	$3,409	$3,837
Landlord receivables for reimbursement of certain expenditures	—	7,357
Other current assets	548	1,681
Total prepaid expenses and other current assets	$3,957	$12,875

6. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	As of December 31,
	2022	2021
Buildings and building components	$80,697	$49,697
Land	14,085	12,380
Leasehold improvements	43,472	24,042
Machinery and equipment	27,615	12,656
Furniture, fixtures and office equipment (including computer)	16,126	10,221
Construction-in-process	20,086	35,625
Total property, plant and equipment - gross	$202,081	$144,621
Less: Accumulated depreciation	(24,326)	(7,341)
Total property, plant and equipment - net	$177,755	$137,280
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Total depreciation, including depreciation from assets held under finance leases (which are reflected separately in the consolidated balance sheets), was $23,898, $8,808 and $2,293 for the years ended December 31, 2022, 2021 and 2020, respectively.
Interest expense capitalized to PPE totaled $2,616, $977 and $1,074 for the years ended December 31, 2022, 2021 and 2020, respectively.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

7. ACQUISITIONS
2022 Business Combinations
The Company had the following acquisitions during the year ended December 31, 2022: (i) Apothecarium; and (ii) NuLeaf (each as defined below). The following table summarizes the preliminary purchase price allocations as of their respective acquisition dates:

	NuLeaf	Apothecarium	Total
Assets Acquired:
Cash and cash equivalents	$618	$25	$643
Prepaids and other assets	278	32	310
Accounts receivable, net	39	—	39
Inventory	5,334	699	6,033
Indemnification assets (1)	5,734	—	5,734
Property, plant and equipment	11,880	498	12,378
Right-of-use assets - finance lease	4,598	2,333	6,931
Right-of-use assets - operating lease	1,067	—	1,067
Intangible assets (2)	14,097	8,600	22,697
Deposits	110	301	411
Total assets acquired	$43,755	$12,488	$56,243

Liabilities Assumed:
Accounts payable and accrued liabilities	$584	$497	$1,081
Finance lease obligations	5,054	2,323	7,377
Operating lease obligations	1,067	—	1,067
Deferred tax liabilities	5,518	2,283	7,801
Uncertain tax positions	5,734	—	5,734
Total liabilities assumed	$17,957	$5,103	$23,060

Net assets acquired	$25,798	$7,385	$33,183
Goodwill (3)	24,474	7,834	32,308
Total	$50,272	$15,219	$65,491

Consideration:
Consideration paid in cash, net of working capital adjustments	$14,918	$6,703	$21,621
Consideration payable in cash (customary hold back liability)	932	—	932
Consideration paid in promissory notes (fair value)	12,860	6,922	19,782
Consideration paid in shares	13,573	1,594	15,167
Contingent consideration	7,989	—	7,989
Fair value of consideration	$50,272	$15,219	$65,491
(1)As part of the NuLeaf acquisition agreement, the sellers contractually agreed to indemnify the Company for certain amounts that may become payable, including for taxes that relate to periods prior to the date of acquisition. Accordingly, the Company recorded indemnification assets and corresponding estimated accrued tax liabilities, at fair value, for a total of $5,734 as of the date of the acquisition. Subsequent changes in the amounts recognized for the indemnification assets may occur in relation to the provision for the corresponding tax liabilities, according to changes in the range of outcomes or the assumptions used to develop the estimates of the liabilities at the time of the acquisition

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
(2)Included licenses acquired of $10,400 and $8,600 for NuLeaf and Apothecarium, respectively, which have indefinite useful lives. The estimated fair values of the licenses were determined using the multi-period excess earnings method under the income approach based on projections extended to 2036.
(3)The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.
NuLeaf
In April 2022, the Company closed on the acquisition of 100% of NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”). NuLeaf is a vertically integrated operator in Nevada, which operates two retail dispensaries in Las Vegas, Nevada, one retail dispensary in Las Vegas Boulevard, Nevada, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, and a 13,000 sq. ft. processing facility in Reno, Nevada. The Company paid consideration comprised of $14,918 in cash, net of working capital adjustments, 4,662,384 SVS (with an acquisition date fair value of $2.91 per SVS), and an unsecured five-year note with a face value of $15,750 (fair value of $12,860). Additionally, cash consideration of $932 was subjected to customary holdbacks at closing. The Company was required to pay an additional $10,000 ($3,000 in cash, $3,000 as an addition to the five-year note and the balance in shares) contingent on the opening of a third retail dispensary. In June 2022, the Company opened the third retail dispensary, and in July 2022, the Company paid $3,000 in cash (included in other investing activities in the consolidated statements of cash flows for the year ended December 31, 2022), amended the five-year note for an additional face value of $3,000 (fair value of $2,657), and issued 888,880 SVS (aggregate value of $1,529) to settle the contingent consideration liability. Refer to Note 12 - Debt for details on the seller notes.
Apothecarium
In March 2022, the Company closed on the acquisition of 100% of the equity interest of an entity operating an adult-use and medical retail dispensary under the name, “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”), for consideration comprised of $6,703 in cash, net of working capital adjustments, 527,704 SVS (with a grant date fair value of $3.02 per SVS), and an unsecured five-year note with a face value of $9,853 (fair value of $6,922). Refer to Note 12 - Debt for details on the seller notes. The Apothecarium acquisition, together with the prior acquisition of Franklin Bioscience NV, LLC, a holder of medical and adult-use cannabis cultivation, processing, and distribution licenses, enabled the Company to become vertically integrated in Nevada, as well as provide significant branding exposure for Jushi’s high-quality product lines.
Preliminary Purchase Price Allocations for 2022 Business Combinations
The consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions and remain preliminary as of December 31, 2022. These estimated fair values involve significant judgement and estimates. The primary area of judgement involves the valuation of the business licenses acquired, which requires management to estimate value based on future cash flows from these assets. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to: licenses acquired, inventories, property, plant and equipment, leases, contingent consideration, promissory notes, deferred tax liabilities, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
2021 Business Combinations and Asset Acquisitions
The Company had the following acquisitions during the year ended December 31, 2021: (i) Nature’s Remedy; (ii) OSD; (iii) OhiGrow; and (iv) Grover Beach (each as defined below). The following table summarizes the purchase price allocations as of their respective acquisition dates:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Business Combinations		Asset Acquisitions
	Nature’s Remedy	OSD	OhiGrow	Grover Beach	Total
Assets Acquired:
Cash and cash equivalents	$3,195	$259	$—	$—	$3,454
Prepaids	325	53	—	—	378
Accounts receivable, net	263	—	—	—	263
Inventory	15,882	184	—	—	16,066
Indemnification assets (1)	1,322	1,411	—	—	2,733
Property, plant and equipment	19,470	—	3,165	269	22,904
Right-of-use assets - finance leases	27,305	—	—	2,050	29,355
Right-of-use assets - operating leases	1,337	1,859	—	—	3,196
Intangible assets - license (2)(4)	56,000	2,160	1,817	3,654	63,631
Intangible assets - tradenames (2)	4,400	—	—	—	4,400
Intangible assets - customer database (2)	2,100	—	—	—	2,100
Deposits	20	6	—	19	45
Total assets acquired (4)	$131,619	$5,932	$4,982	$5,992	$148,525

Liabilities Assumed:
Accounts payable and accrued liabilities	$7,004	$190	$—	$—	$7,194
Finance lease obligations	27,052	—	—	2,032	29,084
Operating lease obligations	1,267	1,859	—	—	3,126
Deferred tax liabilities (4)	21,462	648	—	—	22,110
Uncertain tax positions	1,322	1,411	—	—	2,733
Total liabilities assumed (4)	$58,107	$4,108	$—	$2,032	$64,247

Net assets acquired (3)(4)	$73,512	$1,824	$4,982	$3,960	$84,278
Goodwill (3)(4)	26,086	2,432	—	—	28,518
Total	$99,598	$4,256	$4,982	$3,960	$112,796
Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$40,360	$1,827	$4,949	$3,592	$50,728
Consideration paid in promissory notes (fair value)	15,345	2,429	—	—	17,774
Consideration paid in shares	35,670	—	—	368	36,038
Contingent consideration	8,223	—	—	—	8,223
Capitalized costs	—	—	33	—	33
Fair value of consideration	$99,598	$4,256	$4,982	$3,960	$112,796
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
(3)    The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

(4) The amounts for the Nature’s Remedy and Total columns reflect the revised amounts in connection with the correction of errors disclosed under the heading “Previously Issued Financial Statement Reclassification” in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. Specifically, intangible assets - license increased by $10,000, goodwill decreased by $7,092, and deferred tax liabilities increased by $2,908.
2021 Business Combinations
Nature’s Remedy
In September 2021, the Company acquired 100% of the equity of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”), for upfront consideration comprised of cash, net of working capital adjustments, 8,700,000 SVS (with a grant date fair value of $4.10 each), an $11,500 unsecured three-year note and a $5,000 unsecured five-year note.
Nature’s Remedy is a vertically integrated single state operator in Massachusetts and currently operates two retail dispensaries, in Millbury, Massachusetts and Tyngsborough, Massachusetts, and a 50,000 sq. ft. cultivation and production facility in Lakeville, Massachusetts. The goodwill is not tax deductible.
The Company also agreed to issue a $5,000 increase to the principal balance of the three-year note and up to an additional $5,000 in Company SVS upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor opens a competing dispensary within a certain radius of the Company’s dispensary in the Town of Tyngsborough, Massachusetts during the first 12 months following the acquisition (The “First Milestone Period”) or during the 18 months following the end of the First Milestone Period. As of the date of acquisition, the Company recognized a contingent consideration liability of $8,223, a Level 3 measurement amount, which was based on the weighted-average probability of the potential outcomes. The estimated range of such additional consideration is between $0 and $10,800 (which also includes the interest on the additional principal for the three-year note). Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred for the business combination. Contingent consideration that is classified as a liability is remeasured at subsequent reporting dates with the corresponding gain or loss being recognized in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
In September 2022, the First Milestone Period was achieved, and therefore the three-year note was amended for an additional face value of $5,000 (discounted value of $4,708) to partially settle the contingent consideration liability. As of December 31, 2022, the remaining contingent consideration liability of $4,793 relates to the 18 months following the end of the First Milestone Period. The Company utilized the cash flows associated with the weighted-average probability of the potential outcomes to determine the potential cash outflows that are short-term vs. long-term. As a result, as of December 31, 2022, the Company classified $3,398 as a short-term contingent consideration liability and $1,395 as a long-term contingent consideration liability.
OSD
In April 2021, the Company acquired 100% of the equity of Organic Solutions of the Desert, LLC (“OSD”), an operating dispensary located in Palm Springs, California, for consideration comprised of cash, as adjusted for working capital adjustments, and $3,100 principal amount of promissory notes. The goodwill is not tax deductible.
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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
OhiGrow
In July 2021, the Company acquired OhiGrow, LLC, a licensed cultivator in Ohio, and Ohio Green Grow LLC (collectively, “OhiGrow”), inclusive of an approximately 10,000 sq. ft. facility and 1.35 acres of land for $4,949 in cash.
Grover Beach
In March 2021, the Company closed on the acquisition of approximately 78% of the equity of a retail license holder located in Grover Beach, California (“Grover Beach”) for $3,592 in cash, as adjusted for working capital adjustments, and 49,348 SVS at a fair value of $7.46 per share, with the rights to acquire the remaining equity for one dollar in the future. In September 2022, the Company exercised its rights to acquire the remaining 22%.
2020 Business Combinations and Asset Acquisitions
The Company had the following acquisitions during the year ended December 31, 2020: (i) PAMS; (ii) PADS; (iii) BHILH; (iv) GSG Santa Barbara; and (v) Agape (all defined below).

The following table summarizes the purchase price allocations for the acquisitions completed during the year ended December 31, 2020, as of their respective acquisition dates:

	Business Combinations			Asset Acquisitions
	PAMS	PADS	BHILH	Agape	GSG Santa Barbara	Total
Assets Acquired:
Cash and cash equivalents	$118	$971	$13	$—	$—	$1,102
Prepaid expenses and other current assets	214	5	84	10	—	313
Accounts receivable	407	—	—	—	—	407
Inventory	4,251	192	100	—	—	4,543
Property, plant and equipment	579	1,075	465	—	—	2,119
Right of use assets - finance leases	15,017	234	466	—	—	15,717
Right of use assets - operating leases	—	310	877	—	—	1,187
Intangible assets - license(s) (1)	19,189	4,182	8,500	7,881	5,328	45,080
Intangible assets - patient/customer database (1)	425	—	—	—	—	425
Deposits	540	15	—	—	—	555
Total assets	$40,740	$6,984	$10,505	$7,891	$5,328	$71,448

Liabilities Assumed:
Accounts payable, accrued expenses and other current liabilities	$335	$156	$585	$—	$—	$1,076
Note payable	—	—	—	90	—	90
Finance lease obligations	17,013	230	465	—	—	17,708
Operating lease obligations	—	310	877	—	—	1,187
Deferred tax liabilities	1,410	—	—	—	—	1,410
Total liabilities	$18,758	$696	$1,927	$90	$—	$21,471

Net assets acquired	$21,982	$6,288	$8,578	$7,801	$5,328	$49,977
Non-controlling interests	—	—	(4,661)	(1,560)	—	(6,221)

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Business Combinations			Asset Acquisitions
	PAMS	PADS	BHILH	Agape	GSG Santa Barbara	Total
Total net assets acquired net of non-controlling interest	$21,982	$6,288	$3,917	$6,241	$5,328	$43,756
Consideration:
Consideration paid in cash, as adjusted for working capital adjustments (2)	$15,054	$5,671	$2,692	$3,050	$4,900	$31,367
Capitalized acquisition costs	—	—	—	191	428	619
Fair value of PADS purchase option	—	1,992	—	—	—	1,992
Consideration paid in 10% senior notes (3)	—	—	—	1,476	—	1,476
Consideration paid in warrants (3)	—	—	—	524	—	524
Consideration paid in promissory notes (net of discount)	2,658	—	—	—	—	2,658
Assumption of Beacon Notes and accrued interest	—	—	9,555	—	—	9,555
Net effect of other related transactions	—	—	(15,740)	—	—	(15,740)
Consideration paid in shares	—	—	—	1,000	—	1,000
Fair value of consideration	$17,712	$7,663	$(3,493)	$6,241	$5,328	$33,451

Goodwill (4)	$—	$1,375	$—	$—	$—	$1,375
Bargain purchase on business combination (5)	4,270	—	7,410	—	—	11,680
Total	$21,982	$6,288	$3,917	$6,241	$5,328	$43,756
(1)    The licenses acquired have indefinite useful lives. The patient/customer related intangible assets have estimated useful lives of 0.25 - 5 years.
(2)    Cash paid for acquisitions includes $2,320 that was paid during prior years and was previously included in deferred acquisition costs as of December 31, 2019.
(3)    The consideration for the Agape acquisition included 10% senior notes amounting to $2,000 principal, and related warrants to purchase 633,433 Subordinate Voting Shares with a $1.25 strike price; and 769,231 Subordinate Voting Shares at a closing date market price of $1.30 per share. Refer to “Senior Notes” in Note 12 - Debt and to Note 14 - Derivative Liabilities for additional details on the 10% senior secured notes and warrants.
(4)    The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.
(5)    The bargain purchase gain for BHILH was reduced by asset disposal and other charges of $1,531 to arrive at the total net gain on business combination. The net gains on business combinations are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The asset disposal and other adjustments, were comprised of net write-offs/impairments of $1,681 reflecting the excess of the carrying amounts over the estimated fair values of intangible assets returned to TGS (included as other consideration in the TGS Transaction), offset by other adjustments of $150.

2020 Business Combinations

PAMS
On August 11, 2020, the Company closed on the acquisition of 100% of the equity of Pennsylvania Medical Solutions, LLC, a Pennsylvania grower-processor (“PAMS”). The acquisition increased the Company’s presence in Pennsylvania and expanded its supply of cannabis to the BEYOND/HELLOTM retail stores. The Company purchased PAMS at a favorable price due to the seller’s financial condition and limited sources of funding, which resulted in a bargain purchase gain which is reflected in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). Prior to closing, in July 2020, the Company entered into an agreement to loan $3,000 to the previous owner of PAMS, which was secured by a first priority lien on, and continuing security interest in Pennsylvania Dispensary

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Solutions, LLC (“PADS”). The loan bore interest at 12% and the $3,000 was included at closing in the cash purchase price.
PADS
At the time of the PAMS acquisition, as part of the agreements with Vireo Health, Inc (“Vireo”), the seller of PAMS, Jushi received an assignable purchase option (“PADS Purchase Option”) to acquire 100% of the equity of PADS. The PADS Purchase Option had an expiration date of 18 months from closing, and was subject to certain customary closing conditions, including approvals from all applicable regulatory authorities. On November 13, 2020, the Company exercised the PADS Purchase Option and on December 18, 2020, the Company closed on the purchase of 100% of the equity interests of PADS from Vireo. PADS increased the Company’s retail footprint in Pennsylvania, where PADS is a medical marijuana dispensary permit holder with two dispensaries operating in Bethlehem and Scranton. The cash consideration allocated to the PADS Purchase Option was $1,553 (included in other investing activities in the consolidated statements of cash flows for the year ended December 31, 2020) based on the relative fair values of the net assets acquired in the PAMS acquisition and the PADS Purchase Option as of August 11, 2020. The difference between the purchase price allocated to the PADS Purchase Option and its fair value at the time of its exercise was a gain of $440 and is included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.
TGS Transaction - Beyond Hello IL Holdings, LLC (“BHILH”) (f/k/a TGS Illinois Holdings LLC (“TGSIH”))
On January 29, 2020, the Company acquired an approximately 75% interest in TGS Illinois Holdings LLC (currently known as Beyond Hello IL Holdings, LLC) (the “TGS Transaction”), and became the owner of two medical cannabis dispensaries in Illinois - one in Sauget, and one in Normal, with each dispensary eligible to seek approval from the Illinois Department of Financial & Professional Regulation to open a second retail location. On April 22, 2020, the names of TGS Illinois Holdings LLC and TGS Illinois, LLC, were changed to Beyond Hello IL Holdings, LLC, and Beyond Hello IL, LLC, respectively. Each change was approved by the State of Illinois.
Due to legalization of adult-use cannabis in the state of Illinois which became effective January 1, 2020, the purchase of BHILH resulted in a bargain purchase gain. The bargain purchase gain is reflected in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The fair value of the non-controlling interests was based on the fair value of the consideration paid to purchase the non-controlling interests (the “TGSIH NCI Transaction”). Refer to Note 17 - Non-Controlling Interests.
The TGSIH acquisition was a part of a series of transactions under a favorable settlement agreement between the Company and its respective affiliates, and The Green Solution and its respective affiliates and their owners (“TGS”). The transactions included: (1) the transfer to the Company of approximately 75% interest in the TGSIH units; (2) the Company’s assumption and/or payoff of approximately $12,000 in TGS debt including interest and expenses relating to the debt (see below); (3) the Company returning its 51% majority stake in TGS National Holdings, LLC (“TGS National”) to TGS and terminating the 2018 purchase agreement for TGS National which included certain restrictive covenants, employment agreements and exclusive intellectual property licenses in Jushi’s favor; (4) the return to the Company and cancellation of the 5,000,000 Subordinate Voting Shares of Jushi Holdings, Inc. and warrants with an exercise price of $2.00 to purchase 2,500,000 Subordinate Voting Shares of Jushi Holdings, Inc. which were issued in connection with the 2018 purchase of TGS National; and (5) the transfer to Jushi Inc of 416,060 common shares of Organigram, Inc. (“OGI”) and cash from the liquidation of certain options to purchase common shares of OGI.
The approximately $12,000 in TGS debt noted above includes approximately $2,442 of debt payable to a third party and interest paid off by the Company, which was included in the cash paid at closing, and $9,555 of debt which was negotiated with the holder to be exchanged for Jushi Holdings Inc. Senior Notes and warrants. The $9,555 was comprised of secured notes of an affiliate of TGS, Beacon Holding, LLC (the “Beacon Notes”), plus unpaid accrued interest. The

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
carrying amount of the debt and unpaid accrued interest approximated the fair value. Refer to “Senior Notes” in Note 12 - Debt for further details on the Company’s Senior Notes and the related warrants.
The net effect of other related transactions from the TGS Transaction, as reflected in the purchase price allocation table above, was comprised of the following:

Redemption Liability cancelled	$8,440
5,000,000 Subordinate Voting Shares of Jushi Holdings, Inc. and warrants with an exercise price of $2.00 to purchase 2,500,000 Subordinate Voting Shares of Jushi Holdings, Inc. returned to Jushi	7,075
416,060 common shares of OGI	1,092
Payment to Jushi for the OGI options that were liquidated	478
TGS National fair value of intangibles, net of other items returned and derecognized (1)(2)	(918)
TGS National cash given up	(427)
Net effect of other related transactions	$15,740
(1)    The difference of $1,748, net of other adjustments of $217, between the carrying amount of the disposed intangibles of $2,666 (refer to Note 8 - Goodwill and Other Intangible Assets) and the fair value above of $918 was a total of $1,531 and is included in net gains on business combinations in the consolidated statements of operations and comprehensive income (loss).
(2)    No goodwill associated with TGS National was written off as a result of this transaction in 2020, since the Company had previously recognized an impairment loss of $8,990 in 2018 related to the total goodwill associated with the original acquisition of TGS National.
The fair values of the Jushi Holdings, Inc. shares and OGI shares were based on the closing market price as of the date of the transaction and the fair value of the Jushi Holdings, Inc. warrants was calculated using a Black-Scholes model with the following assumptions: stock price of $1.28 (market price); exercise price of $2.00; estimated term 1.35 years; volatility 76%; risk-free rate 1.46%. The fair value of the Jushi securities was accounted for as a reduction to equity. The TGS National net assets returned consisted primarily of cash and intangibles. The fair value of the intangibles returned was calculated using a discounted cash flow model using a discount rate of 12%, a growth rate of zero, and estimated useful lives ranging from 9 - 11 years.
Redemption Liability
At the time of the original acquisition of 51% of TGS National by the Company in 2018, the Company had the exclusive right to purchase the remaining 49% of TGS National for a period of 30 months from the Closing Date (the “Option Period”). The consideration to be paid for this purchase option (the “Redemption Liability”) was $8,500. As a result of the TGS Transaction, the Redemption Liability was cancelled.
The Redemption Liability was initially recorded at fair value and was estimated using the present value of the estimated future purchase price and was therefore considered to be a Level 3 measurement. The adjusted present value of the Redemption Liability was $8,440 as of the date of the TGS Transaction in 2020. The total change in the redemption liability for the year ended December 31, 2020 was insignificant.
2020 Asset Acquisitions
The Company determined that The GSC Santa Barbara and Agape acquisitions below did not qualify as business combinations under ASC 805 Business Combinations, because the assets acquired did not constitute a business, as substantially all of the fair value of each of the acquisitions is concentrated in a single identifiable asset – the license.
GSG Santa Barbara
On July 24, 2020, the Company closed on the acquisition of 100% of the equity of GSG SBCA, Inc. (“GSG Santa Barbara”), a non-operating provisionally licensed Santa Barbara, California dispensary operator for a total purchase price

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
of $4,900 in cash, of which $2,250 was paid in the prior year. The GSG Santa Barbara dispensary commenced retail operations on October 14, 2020.
Agape
On June 25, 2020, the Company closed on the acquisition of 80% of the economic and voting interests in Agape Total Health Care Inc (“Agape”), a Pennsylvania Dispensary Permittee, for consideration in cash and shares.
Business Combinations - Acquisition and Deal Costs
For the year ended December 31, 2022, 2021 and 2020 acquisition and deal costs totaled $1,204, $350 and $502, respectively, and are included within the selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The remaining acquisition and deal costs included in selling, general and administrative expenses were incurred either for acquisitions not completed or not expected to be completed.

Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
The following table summarizes unaudited consolidated pro forma revenue and unaudited consolidated pro forma net income (loss) as if the business combinations had occurred at the beginning of the year prior to their actual acquisition for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Revenue	$293,947	$284,026	$149,539
Net (loss) income	$(197,743)	$20,681	$(228,501)
These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the years indicated, or of the results that may be achieved by the combined companies in the future. These amounts have been calculated using actual results and adding unaudited pre-acquisition results, after adjusting for: acquisition costs, additional depreciation and amortization from acquired property, plant and equipment and intangible assets, as well as adjustments for incremental interest expense relating to consideration paid, and changes to conform to the Company’s accounting policies.
The results of the 2022, 2021 and 2020 acquisitions are included in the Company’s results since their respective acquisition dates. For the year ended December 31, 2022, in the aggregate, the 2022 acquisitions contributed revenues of $28,912 and net loss of $43,603 to the Company’s consolidated results. For the year ended December 31, 2021, in the aggregate, the 2021 acquisitions contributed revenues of $15,107 and net loss of $1,120 to the Company’s consolidated results. For the December 31, 2020, in the aggregate, the 2020 acquisitions contributed revenues of $36,364 and net income of $7,667 to the Company’s consolidated results.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

Goodwill, carrying amount, as of January 1, 2021	$19,093
Additions from acquisitions	28,518
Impairment	(1,783)
Goodwill, carrying amount, as of December 31, 2021	$45,828
Additions from acquisitions, including reclassification of $254	35,480
Impairment	(39,643)
Measurement period adjustment	(3,426)
Goodwill, carrying amount, as of December 31, 2022	$38,239
Other Intangible Assets
The components of other intangible assets are as follows:

	As of December 31,		Estimated Useful Life
	2022	2021
Licenses	$82,401	$174,662	Indefinite
Intellectual Property	9,580	9,580	10 years
Tradenames	12,800	10,200	1 - 15 years
Patient/Customer database	3,195	2,795	5 - 10 years
Non-compete	155	155	3 years
Website development	61	61	3 years
Formulations	50	50	Indefinite
Total gross amount	$108,242	$197,503
Less: Accumulated Amortization	(8,160)	(5,037)
Other Intangible Assets, net	$100,082	$192,466
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $3,123, $1,977 and $2,202, respectively, and is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, and 2021, all additions to intangible assets were from acquisitions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The estimated future annual amortization expense related to intangible assets as of December 31, 2022 are as follows:

2023	$3,237
2024	3,214
2025	3,182
2026	2,911
2027	1,912
Thereafter	3,175
Total estimated future amortization expense	$17,631
Impairment of Goodwill and Other intangible assets

2022 Impairments
During the year ended December 31, 2022, management determined that the Company’s goodwill and certain intangible assets in California, Massachusetts, Nevada, Ohio, and Pennsylvania were impaired due to the Company’s lower than expected operating results, driven in part by significant price compression and the overall economy in the respective state. The Company utilized a combination of the income approach (discounted cash flow method) and market approach (a combination of the guideline transactions method and guideline company method) for its impairment test for each state, resulting in goodwill and intangible impairment charges reflected below. The goodwill and intangible asset impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31, 2022		Key Assumptions
State	Goodwill Impairment	Intangible Asset Impairment	Perpetual Growth Rate	Discount Rate	Weighted Average Cost of Capital	Cash Flow Forecast
California	$2,432	$10,142	2%	22.5%	21.5%	5 years
Massachusetts	12,231	37,954	2%	21.0%	20.0%	5 years
Nevada	24,980	22,150	2%	21.0%	20.0%	5 years
Ohio	—	5,317	2%	24.5%	23.5%	5 years
Pennsylvania	—	35,952	2%	22.0%	21.0%	5 years
	$39,643	$111,515

2021 Impairments
Nevada
During the year ended December 31, 2021, management determined that the lower than expected operating results of the Company’s Nevada operations was an indicator of impairment. The Company utilized the discounted cash flow method for its impairment test, and as a result, recorded a goodwill impairment charge of $1,783. The key inputs and assumptions used in the fair valuation of Nevada include: (i) a five-year cash flow forecast, which is based on the Company’s actual operating results and business plans; (ii) a perpetual growth rate of 3%; and (iii) an estimated discount rate of 16.5%. The goodwill impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

9. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	As of December 31,
	2022	2021
Operating lease assets	$16,244	$17,288
Indemnification assets (1)	8,198	2,733
Deposits and escrows - properties	1,637	1,343
Equity investment (2)	977	1,500
Deposits - equipment	484	4,315
Other	703	407
Total other non-current assets	$28,243	$27,586
(1)Refer to footnotes (1) under the 2022 and 2021 acquisition tables in Note 7 - Acquisitions for additional information.
(2)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of the PVLLC and therefore the investment is measured at its fair value. Refer to Note 23 - Financial Instruments for more information relating to the fair value of this equity investment as of December 31, 2022.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2022	2021
Goods received not invoiced	$11,620	$8,007
Accrued capital expenditures	5,603	12,474
Accrued employee related expenses and liabilities	6,030	6,062
Contingent consideration liabilities - current portion(1)	3,398	—
Operating lease obligations - current portion	2,652	2,745
Accrued interest	2,388	1,181
Accrued sales and excise taxes	1,931	2,535
Deferred revenue (loyalty program)	1,870	1,427
Accrued professional and management fees	1,481	5,139
Other accrued expenses and current liabilities	9,356	8,402
Total	$46,329	$47,972
(1)Refer to Note 7 - Acquisitions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

11. OTHER NON-CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2022	2021
Operating lease liabilities	$15,547	$15,163
Contingent consideration liabilities	1,395	8,223
Other non-current liabilities	4,613	3,173
Total	$21,555	$26,559

12. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Contractual Maturity Date	As of December 31,
			2022	2021
Principal amounts:
Second Lien Notes	15%	December 2026	$73,182	$—
Senior Notes	N/A	N/A	—	75,193
Acquisition Facility	15%	December 2024	65,000	40,000
Acquisition-related promissory notes payable	8% - 18%	August 2024 - April 2027	57,216	25,767
Other debt (1)	7% - 9%	March 2022 - July 2027	10,960	8,555
Total debt - principal amounts			$206,358	$149,515
Less: debt issuance costs and original issue discounts			(17,096)	(23,536)
Total debt - carrying amounts			$189,262	$125,979
Debt, net - current portion			$8,704	$6,181
Debt, net - non-current portion			$180,558	$119,798
(1)     Includes Jushi Europe debt. Refer to Note 17 - Non-Controlling Interests.
As of December 31, 2022, aggregate future contractual maturities of the Company’s debt are as follows:

	2023	2024	2025	2026	2027	Total
Second Lien Notes	$—	$—	$—	$73,182	$—	$73,182
Acquisition Facility	4,875	60,125	—	—	—	65,000
Acquisition-related promissory notes payable	3,448	22,385	1,970	6,971	22,442	57,216
Other debt	3,386	137	148	158	7,131	10,960
Total	$11,709	$82,647	$2,118	$80,311	$29,573	$206,358

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Interest expense, net is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Interest and accretion - Senior Notes	$23,268	$19,257	$12,095
Interest and accretion - Second Lien Notes	578	—	—
Interest - Finance lease liabilities	11,154	9,158	2,451
Interest and accretion - Acquisition Facility	7,264	1,106	—
Interest and accretion - Promissory notes	5,518	1,802	1,903
Interest and accretion - Other debt	567	507	189
Capitalized interest	(2,616)	(977)	(1,074)
Total interest expense	$45,733	$30,853	$15,564
Interest income	$(142)	$(243)	$(231)
Total interest expense, net	$45,591	$30,610	$15,333
Second Lien Notes
In December 2022, the Company issued Second Lien Notes in an aggregate amount of $73,061, of which the Company received cash proceeds of $31,594 and the remaining $41,467 was settled without the need for any transfers of cash between the Company and certain holders of Senior Notes that elected to purchase Second Lien Notes from the Company in accordance with certain Funding and Settlement Facilitation Agreements (“Facilitation Agreements”). The Facilitation Agreements provided for the Company and purchasers of Second Lien Notes who were also holders of Senior Notes to settle the amount owed to each such purchaser pursuant to the redemption of such purchaser’s Senior Notes against the amount of Second Lien Notes purchased by such purchaser without the need for any transfers of cash. The Second Lien Notes mature on December 7, 2026, and bear interest at 12.0% per annum, payable in cash quarterly.
Additionally, the Company issued 17,512,280 four-year warrants to purchase Subordinate Voting Shares of the Company (the “Warrants”). Each purchaser of the Second Lien Notes received Warrants at 50% coverage of the principal amount of such purchaser’s Second Lien Notes divided by the strike price of $2.086 per share. The Warrants were issued by the Company in connection with, but were detached from, the Company’s issuance of the Second Lien Notes. Refer to Note 14 - Derivative Liabilities for additional information.

Senior Notes
In December 2022, the Company redeemed all its outstanding Senior Notes in the amount of $74,935, of which $33,468 was redeemed via cash payment by the Company and the remaining $41,467 was redeemed via the execution of Funding and Settlement Facilitation agreements (non-cash payment) between the Company and certain holders of the Senior Notes who also elected to purchase Second Lien Notes from the Company. See the “Second Lien Notes” section above for more information on holders of Senior Notes that elected to purchase Second Lien Notes from the Company. The redemption of the Senior Notes was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash loss on debt extinguishment of $18,858, which represents the difference between the reacquisition price of the Senior Notes and the net carrying amount of the Senior Notes prior to redemption.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Acquisition Facility
In October 2021 (the “Closing Date”), the Company entered into definitive documentation in respect of a $100,000 Senior Secured Credit Facility (the “Acquisition Facility”) from Roxbury, LP, a portfolio company of SunStream Bancorp Inc., which is a joint venture sponsored by Sundial Growers Inc. The Company is permitted to borrow amounts under the Acquisition Facility for potential strategic expansion opportunities in both its core and developing markets. After being drawn, loans issued under the Acquisition Facility bear an interest rate of 9.5% per annum, payable quarterly, and will mature five years from the Closing Date. Subject to the approval of the Agent’s investment committee and other conditions, including pro forma compliance with certain financial covenants (further defined below) at the time of borrowing, the Company will be able to make draws under the facility until the 18- month anniversary of the Closing Date (the “Draw Period”), and will have a two-year interest-only period before partial amortization begins on a quarterly basis. Interest are payable on the first business day of each calendar quarter. The Company also may increase the total commitment of the Acquisition Facility by an aggregate amount of up to $25,000, subject to certain conditions (the “Accordion”). The Acquisition Facility is secured by a first lien over certain Company assets and on a pari passu basis with the collateral securing the indebtedness of the Company evidence by the Senior Notes. The Company recorded original discount of $1,701, which included debt issuance costs of $721.
During the Draw Period, a standby fee of 2.25% per annum of the undrawn amount of the Acquisition Facility minus the sum of the daily average of the outstanding amount of the Acquisition Facility for the preceding calendar quarter shall be paid quarterly, in arrears, on the first business day of each calendar quarter. The standby fee drops to 1.5% on the date the existing 10% Senior Notes mature or are refinanced. An exit fee of 1.5% of the original term loan amount of $100,000 shall be paid upon the earliest of the maturity date, any repayment of the principal balance of the term loans or the occurrence of an event of default. In the event the existing Senior Notes mature or are refinanced, no exit fee is owed by the Company to the lenders. In the event the Company wishes to refinance the Senior Notes, lenders have a right of first refusal to contribute up to 50% of the amount used to refinance the Senior Notes.
In October 2021, the Company drew down $40,000 from the Acquisition Facility to fund the cash portion of the acquisition of Nature’s Remedy. As of December 31, 2021, the Company had approximately $60,000 of availability under the Acquisition Facility (excluding the Accordion).
In April 2022, the Company drew down $25,000 from the Acquisition Facility to fund the cash portions of the NuLeaf and Apothecarium acquisitions, and the Company entered into an amendment to the Acquisition Facility pursuant to which: (i) the commencement of leverage testing was pushed back by four quarters, (ii) certain leverage ratios were revised; and (iii) the Company may proceed with a reorganization pursuant to a petition for bankruptcy in Switzerland with respect to Jushi Europe without potentially defaulting under the Acquisition Facility. Refer to Note 17 - Non-Controlling Interests for additional information on Jushi Europe.
In December 2022, the Company entered into a second amendment to the Acquisition Facility pursuant to which: (i) the interest rate was increased to 11% per annum; (ii) the maximum borrowings capped at $65,000 with the removal of the standby fee; (iii) the maturity date was amended to December 31, 2024; and (iv) the total leverage ratio covenant was removed and replaced with a minimum quarterly revenue covenant.
As of December 31, 2022, and 2021, unamortized discount was $4,363 and $1,628, respectively. Beginning July 2023, the Company is to make quarterly payment of $2,438 on the first business day of each calendar quarter with a final payment $50,375 at maturity date.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The Acquisition Facility contains certain financial and other covenants with which the Company is required to comply. As of December 31, 2022, the Company was in compliance with its financial covenants related to minimum (i) unrestricted cash and cash equivalents balance requirement of $6,500 and (ii) minimum quarterly revenue requirement of $50,000. Subsequent to year end December 31, 2022, on February 24, 2023 and February 27, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company also anticipated not being able to provide a certification to the lender in connection with its annual financial statements that the audit report did not contain a going concern qualification. The Company received waivers for these two instances on April 17, 2023.
Acquisition-related promissory notes payable issuance and conversion in 2022 and 2021
Apothecarium
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

Nature’s Remedy
In September 2021, in connection with the Nature’s Remedy acquisition, the Company issued a principal amount $11,500, 8% unsecured three-year note maturing September 10, 2024 and a $5,000 8% unsecured five-year note maturing September 10, 2026 to the seller. The promissory notes provide for cash interest payments to be made quarterly and all principal and accrued and unpaid interest are due at their respective maturities. In September 2022, the Company amended the three-year note for an additional principal amount of $5,000 in settlement of a contingent consideration liability for the First Milestone Period in connection with the September 2021 acquisition of Nature’s Remedy. Refer to Note 7 - Acquisitions and Note 25 - Subsequent Events for more information.

Dalitso
In November 2022, the Company issued 910,000 SVS to settle the outstanding balance relating to a $2,412 unsecured convertible promissory note. Refer to Note 17 - Non-Controlling Interests for additional information.

OSD
In April 2021, in connection with the OSD acquisition, the Company issued a principal amount $3,100, 4% secured promissory note to the seller. The promissory note matures on April 30, 2027 and interest is payable quarterly. The note is secured by the equity of OSD. Pursuant to the terms of the OSD acquisition, indemnification obligations of the seller may be offset against this promissory note in the future if the Company makes a claim for such indemnification and such right of offset. Refer to Note 7 - Acquisitions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Other Debt issuance in 2022 and 2021
Dickson Facility
In July 2022, the Company entered into a $2,800 credit facility with a bank to fund the construction of a dispensary in Dickson City, Pennsylvania. As of December 31, 2022, the Company had drawn down the full amount. This credit facility, which matures on July 18, 2027, bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of December 31, 2022 was 9.0%.
The Dickson Facility contains certain financial and other covenants with which the Company is required to comply. As of December 31, 2022, the Company was in compliance with all financial covenants contained in the Dickson Facility.
Arlington Facility
In November 2021, the Company closed on the purchase of a property in Arlington, Virginia, for $7,000. On December 28, 2021, the Company entered into $6,900 credit facility (“Arlington Facility”) with a bank to refinance the purchase. As of December 31, 2022 and 2021, the Company had drawn down $5,000 and the Company had $1,900 of remaining availability under the Arlington Facility, which was drawn down in January 2023. The Arlington Facility bears a fixed interest rate of 5.875% per annum payable monthly and will mature on January 1, 2027.
The Arlington Facility contains certain financial and other covenants with which the Company is required to comply. As of December 31, 2022, the Company was in compliance with all financial covenants contained in the Arlington Facility.

13. LEASES
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

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$3,402	$2,585	$1,555
Finance lease cost:
Amortization of lease assets	5,422	3,155	706
Interest on lease liabilities	11,154	9,158	2,447
Total finance lease cost	$16,576	$12,313	$3,153
Variable lease cost	$390	$355	$34
Total lease cost	$20,368	$15,253	$4,742
All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	As of December 31, 2022		As of December 31, 2021
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	11.23%	11.51%	11.75%	11.50%
Weighted average remaining lease term (in years)	22.7	14.1	22.6	14.6
Cash paid for amounts included in the measurement of lease liabilities	$11,629	$3,133	$7,805	$2,080
The maturities of the contractual undiscounted lease liabilities as of December 31, 2022 are as follows:

	Finance Leases	Operating Leases
2023	$12,092	$2,876
2024	13,274	2,938
2025	13,202	2,759
2026	13,196	2,526
2027	12,876	2,499
Thereafter	278,746	26,582
Total undiscounted lease liabilities	$343,386	$40,180
Interest on lease liabilities	(229,650)	(21,981)
Total present value of minimum lease payments	$113,736	$18,199
Lease liabilities - current portion	$11,361	$2,652
Lease liabilities - non-current	$102,375	$15,547

14. DERIVATIVE LIABILITIES
The continuities of the Company’s derivative liabilities are as follows:

Total Derivative Liabilities (1)(4)
Carrying amounts as of January 1, 2021	$205,361
Fair value changes (2)	(105,170)
Derivative Warrants exercised and settled	(7,756)
Carrying amounts as of December 31, 2021 (4)	$92,435
Derivative Warrants issued (3)	23,205
Fair value changes (2)	(91,887)
Derivative Warrants exercised and settled (5)	(9,619)
Carrying amounts as of December 31, 2022	$14,134
(1)Refer to Note 15 - Equity for the continuity of the number of these warrants outstanding.
(2)Included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)Includes fair value of 17,512,280 derivative warrants issued in connection with the Second Lien Notes issuance in December 2022, and 2,000,000 derivative warrants issued relating to the second amendment of the Acquisition Facility in December 2022.
(4)Includes mandatory prepayment option on the Senior Notes, which had a fair value of $174 as of December 31, 2021.
(5)Includes mandatory prepayment option on the Senior Notes of $218, which was settled in December 2022 with the Company’s redemption of the Senior Notes.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company which were issued in connection with: (i) the Senior Notes, and have an expiration date of December 23, 2024 and an exercise price of US$1.25; and (ii) the Second Lien Notes and Acquisition

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Facility second amendment, and have an expiration date of December 7, 2026 and an exercise price of $2.086 per share (refer to Note 12 - Debt for additional information). The Derivative Warrants may be net share settled. As of December 31, 2022 and 2021, there were 55,375,202 and 40,124,355 Derivative Warrants outstanding, respectively.

These Derivative Warrants were considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive (loss) income. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the (i) Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date in December 2022 and as of December 31, 2022, and (ii) Monte Carlo simulation model with stock price based on the OTCQX closing price as of December 31, 2021. The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	December 2022 (New Issuances)	As of December 31,
		2022	2021
Stock price per share	$1.12 - $2.06	$0.76	$3.25
Risk-free annual interest rate	3.76% - 3.91%	3.99% - 4.11%	0.97%
Exercise price	$2.086	$1.25 - $2.086	$0.04 - $1.25
Weighted average volatility	77%	79%	73%
Remaining life	4 years	1.98 - 3.96 years	3 years
Forfeiture rate	0%	0%	0%
Expected annual dividend yield	0%	0%	0%
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

	As of December 31, 2022			As of December 31, 2021
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.76	$2,529	$(2,396)	$3.25	$12,781	$(10,834)
Volatility	79%	$2,070	$(2,121)	73%	$4,473	$(3,210)

15. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of Preferred Shares, SVS, Multiple Voting Shares, and Super Voting Shares. As of December 31, 2022, the Company had 196,686,372 SVS issued and outstanding and no Preferred Shares, Multiple Voting Shares, or Super Voting Shares issued and outstanding. In August 2021, all of the 149,000 previously issued and outstanding Super Voting Shares and all of the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Articles of Incorporation. All previously outstanding warrants to acquire Super Voting Shares and Multiple Voting Shares were also converted into warrants to acquire SVS, without any other amendment to the terms of such warrants.

Private Placements
In January 2022, the Company closed non-brokered private placement offerings for an aggregate 3,717,392 SVS at a price of $3.68 per share to an existing investor group for aggregate gross proceeds to the Company of $13,680.
Warrants
Each warrant entitles the holder to purchase one share of the same class of common share. The following table summarizes the status of our warrants and related transactions for each of the presented years:

	Non-Derivative Warrants	Derivative Warrants	Total Number of Warrants	Weighted - Average Exercise Price Per Warrant	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2021 (1)	36,764,244	42,017,892	78,782,136	$1.31	$358,319	5.3
Granted (2)	300,000	—	300,000	$4.18
Exercised	(7,658,196)	(1,893,537)	(9,551,733)	$2.26	$31,343
Cancelled	(250,000)	—	(250,000)	$1.50
Balance, December 31, 2021	29,156,048	40,124,355	69,280,403	$1.19	$142,791	4.7
Granted (2)(3)	1,600,000	19,512,280	21,112,280	$2.06
Exercised	(82,413)	(4,261,433)	(4,343,846)	$1.26	$9,746
Balance, December 31, 2022	30,673,635	55,375,202	86,048,837	$1.40	$1,081	3.9
Exercisable, December 31, 2022	28,323,635	55,375,202	83,698,837	$1.38	$1,081	3.9
(1)Total number of outstanding warrants reflects the conversion of warrants to acquire Super Voting Shares and Multi-Voting shares into warrants to acquire Subordinate Voting Shares.
(2)The non-derivative warrants were issued for consulting or other services, therefore, these compensatory warrants are accounted for as share-based payment arrangements.
(3)Derivative warrants were issued to the Second Lien Notes Holders and the Acquisition Facility Lender. Refer to Note 14 - Derivative Liabilities for more information.

The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculations at date of issuance.

	Year Ended December 31,
	2022	2021	2020
Weighted average stock price	$1.74	$4.18	$2.08
Weighted average expected stock price volatility	81%	73%	81%
Expected annual dividend yield	—%	—%	—%
Weighted average expected life of warrants	5.0 years	3.5 years	2.7 years
Weighted average risk-free annual interest rate	3.48%	1.06%	0.35%
Weighted average grant date fair value	$1.13	$2.14	$1.00

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Share-based payment award plans
Plan summary and description
The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was initially adopted in April 2019, and was amended in June 2022. The 2019 Plan is administered by the Board of Directors, who have delegated to the Compensation Committee the ability to grant awards with Board of Directors’ review for directors and officers.
The purpose of the 2019 Plan is to: (i) promote and retain employees, directors and consultants capable of assuring our future success; (ii) motivate management to achieve long-range goals; and (iii) to provide compensation and opportunities for ownership and alignment of interests with shareholders. The 2019 Plan permits the grant of: (i) Stock Options; (ii) Restricted Stock Awards; (iii) Restricted Stock Units; (iv) Stock Appreciation Rights; and (v) Other Awards. Any of the Company’s employees, officers, directors, and consultants are eligible to participate (each a Participant) in the 2019 Plan if selected by the board of directors or the Compensation Committee. The basis of participation of an eligible recipient of an Award under the 2019 Plan, and the type and amount of any Award that an individual will be entitled to receive under the 2019 Plan, will be determined by board of directors and/or Compensation Committee. The Board may suspend or terminate the 2019 Plan at any time.
The Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 1,549,777 as of December 31, 2022.
Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. The following table summarizes the status of the Company’s options and related transactions for each of the presented years:

	Stock Options	Weighted Average Exercise Price per Stock Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2021	9,573,834	$2.00	$36,909	8.4
Granted	11,486,952	$4.16
Exercised	(291,664)	$1.90	$881
Forfeited/expired	(340,002)	$3.23
Balance, December 31, 2021	20,429,120	$3.20	$11,583	8.7
Granted	13,686,806	$1.95
Exercised	(324,998)	$1.67	$620
Forfeited/expired	(3,038,669)	$4.02
Balance, December 31, 2022	30,752,259	$2.58	$—	8.5
Exercisable, December 31, 2022	12,166,594	$2.46	$—	7.2

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Weighted average stock price	$1.95	$4.16	$2.78
Weighted average expected stock price volatility	74.1%	73.0%	80.9%
Expected annual dividend yield	—%	—%	—%
Weighted average expected life	5.7 years	6.0 years	5.9 years
Weighted average risk-free annual interest rate	2.88%	1.23%	0.52%
Weighted average grant date fair value	$1.35	$2.61	$1.78
Restricted Stock
The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS, and the fair value of the restricted stock granted was SVS price at grant date. The following table summarized the status of our restricted stock and related transactions for each presented years:

	Unvested Restricted Stock	Weighted-Average Grant-date Fair Value Price per Restricted Stock	Average Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
Issued and Outstanding as of January 1, 2021	6,438,186	$1.85	$37,728	1.7
Granted	65,398	$3.66
Vested and Released	(3,424,954)	$1.63	$14,251
Cancelled	(219,479)	$2.45
Issued and Outstanding as of December 31, 2021	2,859,151	$2.13	$9,292	1.2
Granted	86,952	$2.05
Vested and Released	(1,789,784)	$1.96	$3,601
Issued and Outstanding as of December 31, 2022	1,156,319	$2.45	$881	0.3
Share-based compensation cost
The Company recorded share-based compensation costs related to previously issued stock options, restricted stocks and compensatory warrants totaling $23,073, $14,506 and $9,592 for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

As of December 31, 2022, the Company had $19,246 of unrecognized share-based compensation cost related to unvested stock options, restricted stocks and warrants and is expected to be recognized as share-based compensation cost over a weighted average period of 1.4 years as follows:

2023	$13,485
2024	4,333
2025	1,128
2026	275
2027	25
$19,246
Other Equity
Refer to Note 12 - Debt for details of a convertible promissory note classified as equity.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

16. INCOME TAXES
Details of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$26,738	$25,501	$9,728
State	7,783	9,234	4,452
	$34,521	$34,735	$14,180
Deferred tax benefit:
Federal	$(17,780)	$(5,477)	$(2,650)
State	(8,332)	(1,724)	(962)
Foreign	(5,969)	(3,874)	(3,307)
	$(32,081)	$(11,075)	$(6,919)
Change in valuation allowance	6,008	5,965	3,362
Total income tax expense	$8,448	$29,625	$10,623
The differences between the income tax expense and the expected income taxes based on the statutory tax rate applied to pre-tax earnings (loss) are as follows:

	Year Ended December 31,
	2022	2021	2020
Loss (income) before income taxes	$(193,876)	$47,104	(201,892)
Statutory tax rate	21.00%	21.00%	21.00%
Tax benefit based on statutory rates	$(40,714)	$9,892	$(42,397)
Difference in tax rates	2,500	16,753	(53,432)
Gain on fair value of derivative	(44,106)	(50,482)	83,498
IRC Section 280E disallowed expenses	43,272	12,520	3,961
Share-based compensation	10,509	2,361	2,099
Interest expense and debt costs	13,718	3,616	1,549
Change in valuation allowance	6,008	5,965	3,362
State taxes, net	1,698	1,249	1,477
Change in uncertain tax positions	8,618	26,823	11,857
Change in state tax rates	(2,557)	—	—
Impairment expense	8,289	—	—
Bargain purchase gain	—	—	(2,131)
Other differences	1,213	928	780
Total income tax expense	$8,448	$29,625	$10,623
Effective tax rate	(4.4)%	62.9%	(5.3)%
The amount of interest and penalties related to outstanding income tax liabilities recorded by the Company during the year ended December 31, 2022 was not material. Additionally, the Company’s income tax payable of $19,921 as of December 31, 2022 included deferral of certain 2022 estimated income tax payments. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. As of December 31, 2022, with few exceptions, all tax filings remain open for assessment.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Year-end deferred tax assets and liabilities were due to the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Lease liability	$24,328	$26,261
Net operating losses	16,819	7,941
Financing fees	1,487	2,289
Start-up costs	661	820
Inventory	1,555	—
Property and equipment	—	957
Other deferred tax assets	619	1,295
Valuation allowance	(17,397)	(11,389)
	$28,072	$28,174
Deferred tax liabilities:
Right-of-use assets	$(21,865)	$(24,406)
Intangible assets	(5,235)	(20,851)
Property and equipment	(693)	—
Other deferred tax liabilities	(80)	(978)
	$(27,873)	(46,235)
Net deferred tax asset (liabilities) (1)	$199	$(18,061)
(1) Net deferred tax assets are included in other non-current assets while net deferred tax liabilities are included in non-current income tax liabilities in the consolidated balance sheets.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2022 and 2021.
As of December 31, 2022, the Company had $50,412 of non-capital Canadian losses, $2,918 of capital Canadian losses, $8,177 of other foreign losses, $36,615 of state net operating losses which expire in 2032-2042. The Company has not recorded $14,531 of these state net operating losses as an unrecognized tax benefit. To the extent that the benefit from these loss carryforwards are not expected to be realized, the Company has recorded a valuation allowance as follows: $50,412 for non-capital Canadian losses, $2,918 for capital Canadian losses, $8,177 for other foreign losses, $1,840 for state net operating losses.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of Internal Revenue Code ("IRC") Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Starting with the 2022 tax year, Massachusetts and New York also decoupled from IRC Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.
The Company’s tax returns benefited from not applying IRC Section 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company has also treated certain expenses as cost of sales for tax purposes which were treated as selling, general and administrative expenses for financial statement purposes. The Company determined that it is not more likely than not these tax positions would be sustained under examination. As a

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
result, the Company has an uncertain tax liability of $57,200 and $41,990 as of December 31, 2022 and 2021, respectively, inclusive of interest and penalties, which is included in non-current income tax liabilities in the consolidated balance sheets. Additionally, there are unrecognized deferred tax benefits of $3,412 and $3,269 as of December 31, 2022 and 2021, respectively. The Company does not expect the unrecognized tax benefits will materially increase or decrease within the next 12 months.
The total amount of interest and penalties related to the uncertain tax liability recorded in income tax expense for the year ended December 31, 2022 were $2,907 and $4,783, respectively. The total amount of interest and penalties related to the uncertain tax liability recorded within income tax expense for the year ended December 31, 2021, was $643 and $2,742, respectively. The total amount of interest and penalties related to the uncertain tax liability recorded within income tax expense for the year ended December 31, 2020, was $45 and $nil.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) are as follows:

Balance at January 1, 2021	$21,135
Additions based on tax positions related to the current year	20,368
Balance at December 31, 2021	$41,503
Reductions based on lapse of statute of limitations	(552)
Additions based on tax positions related to the current year	1,452
Reductions based on tax positions related of the prior year	(127)
Additions for tax positions of prior years recorded to goodwill	5,982
Balance at December 31, 2022	$48,258

17. NON-CONTROLLING INTERESTS
The components of the Company’s non-controlling interests and related activity are as follows:

	Dalitso	BHILH	Jushi Europe	Agape	Other Non-material Interests	Total
Balance as of January 1, 2020	$9,642	$—	$—	$—	$18	$9,660
Acquisitions	—	4,661	—	1,560	—	6,221
Purchase of non-controlling interests	(8,359)	(4,661)	—	—	—	(13,020)
Cash contribution by partner	—	—	2,000	—	—	2,000
Transactions with non-controlling interests	—	—	—	—	(6)	(6)
(Loss) income	(1,283)	—	(616)	2	(11)	(1,908)
Balance as of December 31, 2020	$—	$—	$1,384	$1,562	$1	$2,947
Purchases of non-controlling interests	—	—	—	(1,562)	—	(1,562)
Loss	—	—	(2,771)	—	(1)	(2,772)
Balance as of December 31, 2021	$—	$—	$(1,387)	$—	$—	$(1,387)
Balance as of December 31, 2022	$—	$—	$(1,387)	$—	$—	$(1,387)

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Jushi Europe
The Company’s non-controlling interests as of December 31, 2022 are comprised primarily of the non-controlling interest in Jushi Europe. In March 2020, the Company finalized its agreement to expand internationally through the establishment of Jushi Europe. Jushi Europe planned to build out its European business through a combination of strategic acquisitions, partnerships, and license applications, focused on supplying the highest-quality medical cannabis products to patients throughout Europe. During the first quarter of 2020, the Company received $2,000 in cash from the 49% investor partner. The Company owns 51% of Jushi Europe and is exposed, or has rights, to variable returns from Jushi Europe and has the power to govern the financial and operating policies of Jushi Europe through voting control so as to obtain economic benefits, and therefore the Company has consolidated Jushi Europe from the date of acquisition.
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
In February 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Accordingly, the Company determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4,561 for the year ended December 31, 2021. Then, the Swiss courts declared Jushi Europe’s bankruptcy in May 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is on-going.
Purchases of Non-Controlling Interests

Agape
In January 2021, the Company acquired the remaining 20% of the equity interests of Agape from the non-controlling shareholders for 500,000 SVS for total estimated fair value of $3,425, based on a market price of $6.85 per share on the date of close. As a result of the transaction, the Company recorded a decrease to non-controlling interests of approximately $1,562. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in paid-in capital. The Company now owns 100% of the issued and outstanding shares of Agape.

Dalitso
In November and December 2020, the Company closed on a series of transactions pursuant to which the Company acquired all the remaining 38.24% equity interests of Dalitso for total consideration with an estimated fair value of $14,846. The consideration comprised of 3,294,478 SVS (with a total fair value of $12,053), $381 in cash, and an unsecured convertible promissory note of principal amount $2,412. Refer to “Acquisition-related promissory notes payable” in Note 12 - Debt for details of this convertible promissory note. The SVS were valued based on the closing

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
price of the SVS as of the dates of the transactions. The Company now owns 100% of the issued and outstanding shares of Dalitso.

TGSIH/BHILH
In the first quarter of 2020, previous litigation involving a non-controlling interest holder in BHILH/TGSIH was settled resulting in an agreement for the Company to purchase the remaining approximately 25% interest in BHILH/TGSIH held by the non-controlling interest holders. In February 2020, the Company acquired the remaining approximately 25% interest in TGSIH for total consideration with an estimated fair value of $4,661 as of the date of the acquisition. The consideration comprised of $2,000 in cash (of which $150 related to the legal settlement and was expensed), 633,433 Subordinate Voting Shares (fair value $811), and $2,000 in 10% Senior Notes (fair value $1,325) with 950,148 warrants (fair value $675) to acquire Subordinate Voting Shares at an exercise price of ~$1.57 (the exercise price has since been updated to $1.25 as a result of a subsequent down-round). The Company now owns 100% of TGSIH.

Grover Beach
In March 2021, the Company closed on the acquisition of approximately 78% of the equity of Grover Beach, with the rights to acquire the remaining equity for one dollar in the future. In September 2022, the Company exercised its rights to acquire the remaining 22%, and as such the Company now owns 100% of Grover Beach..

18. (LOSS) EARNINGS PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted loss (earnings) per share attributable to Jushi shareholders are as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income and comprehensive (loss) income attributable to Jushi shareholders	$(202,324)	$20,251	$(210,607)
Dilutive effect of net income from derivative warrants	(91,887)	(104,594)	—
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(294,211)	$(84,343)	$(210,607)

Denominator:
Weighted-average shares of common stock - basic	190,021,550	170,292,035	108,485,158
Dilutive effect of derivative warrants	14,213,882	31,318,216	—
Weighted-average shares of common stock - diluted	204,235,432	201,610,251	108,485,158

(Loss) earnings per share - basic	$(1.06)	$0.12	$(1.94)
(Loss) earnings per share - diluted	$(1.44)	$(0.42)	$(1.94)
In August 2021, all the 149,000 previously issued and outstanding Super Voting Shares and all the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. Refer to Note 15 - Equity. The number of basic and diluted weighted-average shares outstanding for 2021 assumes the conversion of the Multi Voting Share and Super Voting Shares into SVS as of the beginning of the year. Other than voting rights, the Multi Voting Shares and Super Voting Shares had the same rights as the SVS and therefore all these shares are treated as the same class of common stock for purposes of the earnings (loss) per share calculations.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The following table summarizes equity instruments that may, in the future, have a dilutive effect on loss per share, but were excluded from consideration in the computation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 because the impact of including them would have been anti-dilutive:

	December 31,
	2022	2021	2020
Stock options	30,752,259	20,429,120	9,573,834
Non-derivative warrants	30,673,635	29,156,048	36,764,244
Unvested restricted stock awards	1,156,319	2,859,151	6,438,186
Convertible promissory notes	—	910,000	930,000
	62,582,213	53,354,319	53,706,264

19. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Year Ended December 31,
	2022	2021	2020
Salaries, wages and employee related expenses	$71,237	$58,228	$21,781
Share-based compensation expense	23,073	14,506	9,592
Rent and related expenses	13,162	9,722	5,243
Depreciation and amortization expense	12,724	5,805	4,154
Professional fees and legal expenses	10,371	6,507	3,975
Indefinite-lived intangible asset impairment	111,515	—	—
Goodwill impairment	39,643	1,783	—
Tangible long-lived asset impairment	8,487	4,561	—
Other expenses (1)	25,599	18,047	10,150
Total operating expenses	$315,811	$119,159	$54,895
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

20. OTHER INCOME (EXPENSE)
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2022	2021	2020
Net gains on business combinations	$—	$—	$10,149
(Losses) gains on investments and financial assets	(523)	1,216	(2,473)
Losses on debt redemptions/extinguishments/modifications	(18,858)	(3,815)	(1,853)
Gains (losses) on legal settlements	24	10,350	(2,217)
Other (losses) gains	(482)	558	96
Other (expense) income, net	$(19,839)	$8,309	$3,702

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

21. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Nature of transaction	Related Party Income (Expense)			Related Party Receivable (Payable)
Management services agreements (1)	$—	$(42)	$(248)	$—	$—
Senior Notes - interest expense and principal amount (2)	$(26)	$(4)	$(2,305)	$—	$(1,194)
Second Lien Notes - interest expense and principal amount (3)	$(138)	$—	$—	$(17,491)	$—
Other debt (4)	$—	$—	$—	$(3,189)	$(3,384)
Loans to senior key management - interest income (5)	$—	$90	$21	$—	$—
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
(2)For the year ended December 31, 2022, interest expense includes amounts related to certain senior key management, directors and other employees as well as a significant investor. Interest expense for year ended December 31, 2022 and 2021 cannot be reliably determined as the majority of the Senior Notes are publicly traded. Principal amounts outstanding as of December 31, 2022 and 2021 are also estimates for this reason.
(3)For the year ended December 31, 2022, the Second Lien Notes payable and the related interest expense includes amounts related to a director as well as a significant investor.
(4)Refer to Note 17 - Non-Controlling Interests for details of other loans from related parties.
(5)In January 2021, an executive received a loan from the Company of $174 for withholding tax requirements for RSAs issued to the executive, which was repaid in full via payroll deductions. In April 2019, the Company entered into promissory notes with certain executives for the purchase of restricted stock, pursuant to which those executives borrowed an aggregate of $1,813 at a rate of 2.89% per annum, compounded annually. As these loans were non-recourse loans under the accounting guidance they were not reflected in the consolidated balance sheet or table above. As of December 31, 2021, all these balances plus accrued interest have been settled. The balances including accrued interest were settled as part of the executive’s regular pay and bonus, severance or via shares repurchased by the Company. During the year ended December 31, 2021, the Company received 471,757 shares from key management personnel in full settlement of principal amount $2,007 outstanding promissory notes and related interest.

22. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of December 31, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Refer to Note 16 - Income Taxes for certain tax-related contingencies and to Note 7 - Acquisitions for acquisition-related contingent consideration liability.
Claims and Litigation
Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no material proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Refer to Note 17 - Non-Controlling Interests for the information regarding the bankruptcy of Jushi Europe, and Note 25 - Subsequent Events for other pending matters.
Commitments
In addition to the contractual obligations outlined in Note 12 - Debt and Note 13 - Leases, the Company has the following commitments as of December 31, 2022:
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
401(k) Plan
The Company maintains a 401(k) plan, which is generally available to eligible employees. The Company makes safe harbor matching contributions, subject to a maximum contribution of 4% of the participant’s compensation. The employer matching contributions to the 401(k) plan were $1,030, $616 and $327 for the years ended December 31, 2022, 2021 and 2020, respectively.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

23. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	As of December 31,
	2022	2021
Financial assets: (1)
Equity investment (2)	$977	$1,500
Total financial assets	$977	$1,500

Financial liabilities: (1)
Derivative liabilities (3)	$14,134	$92,435
Contingent consideration liabilities (4)	4,793	8,223
Total financial liabilities	$18,927	$100,658
(1)    The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of December 31, 2022 and 2021, and there were no transfers between hierarchy levels during the years ended December 31, 2022 and 2021.
(2) The Company adjusted its equity investment carrying value as of December 31, 2022 to reflect its equity balance of the investee, resulting in the recording of a loss on investment of $523 during the year ended December 31, 2022. The loss on investment is included within other income (expenses), net in the consolidated statements of operations and comprehensive income (loss).
(3)    Refer to Note 14 - Derivative Liabilities
(4)     Refer to Note 7 - Acquisitions
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at December 31, 2022 and 2021, respectively. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes and the Senior Notes approximates its fair values as of December 31, 2022 and 2021, respectively.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

24. BUSINESS CONCENTRATION
There was no single customer that amounted to more than 10% of the Company’s total sales for the years ended December 31, 2022, 2021 and 2020.
Accounts receivable from customers that amounted to more than 10% of the Company’s accounts receivable as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Customer A	*	22%
Customer B	10%	22%
Customer C	*	13%
Customer D	*	11%
* Less than 10% of accounts receivable, net

The Company purchased inventory from vendors that amounted to more than 10% of the Company’s total purchases for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Vendor A	24%	25%	23%
Vendor B	13%	11%	11%
Vendor C	*	*	15%
* Less than 10% of total product purchases
There were no single vendor that amounted to more than 10% of the Company’s accounts payable and accrued expenses as of December 31, 2022. As of December 31, 2021, one vendor amounted to 24% of the Company’s accounts payable and accrued expenses.

25. SUBSEQUENT EVENTS
Manassas loan agreement
On April 6, 2023, subsidiaries of the Company entered into a loan agreement (the “Loan Agreement”) with FVCbank (the “Lender”) for a commercial loan in an aggregate principal amount of $20,000 (the “Loan”). The Loan has a five (5) year term and is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Loan will bear interest based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%, which was the interest rate as of April 6, 2023.
The Loan Agreement contains a debt service coverage ratio, and other covenants with which we are required to comply. Additionally, the Loan Agreement contains customary events of default, including failure to repay the Loan when due. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Loan under the Loan Agreement.
MJ Market matter
On March 31, 2023, MJ’s Market (“MJ’s”), Inc. filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings, Inc. and the following of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Massachusetts (“collectively, Jushi”), as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (“Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. The Company vehemently denies such allegations, and plans to vigorously defend the Complaint.
CEO employment agreement amendment
In March 2023, the Company and one of its wholly subsidiary, JGMT, LLC, and Company’s Chief Executive Officer and Chairman of the Board of Directors (“CEO”) entered into an amendment to the existing employment agreement (the "Amendment") pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him in March 2023 in the following alternative form: (i) a lump sum cash payment in the amount of $250, (ii) $750 aggregate principal amount of Second Lien Notes 12% second lien notes due December 7, 2026, and (iii) fully-detached warrants to purchase up to approximately $375 worth of the Company’s subordinate voting shares (“Warrants”), with such warrants to be priced and issued as soon as practicable in accordance with US and Canadian securities laws.
The warrants, when issued, will have an exercise price per subordinate voting share equal to the greater of: (a) a twenty-five percent (25%) premium to the volume-weighted average price per share of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) over the trailing ten (10) trading day period prior to the date the Warrants are issued, and (b) the fair market value of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) on the date the Warrants are issued.
Each component of the annual bonus shall be paid or issued on March 15, 2023, or as soon as practicable thereafter, as determined by the Board in its sole discretion, but in no event later than December 31, 2023, subject to the Company’s collection of all applicable withholding taxes, and provided the CEO remains employed by the Company on the applicable payment date. The Company does not expect the Warrants to be issued to the CEO until after the Company's Quarterly Report on Form 10-Q for the second quarter of 2023 is filed.
Sammartino matter
On February 28, 2023, the Company informed Sammartino Investments LLC (“Sammartino”), the former owner of Nature’s Remedy and certain of its affiliates, that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement (as amended, the “MIPA”) and/or fraudulently induced the Company to enter into, and not terminate, the MIPA. As a consequence of these breaches and the fraudulent inducement, the Company informed Sammartino that the Company had incurred significant damages, and pursuant to the terms of the MIPA the Company had elected to offset these damages against certain promissory notes and shares the Company was to pay and issue, respectively, to Sammartino, and that Sammartino would be required to pay the remainder in cash. On March 13, 2023, Sammartino responded to the Company by alleging various procedural deficiencies with the Company’s claim and provided the Company with a notice that the Company was in default of the MIPA for failing to issue certain shares of the Company to Sammartino. On March 21, 2023, Sammartino sent a second notice that the Company was in default of the promissory notes for failing to pay interest pursuant to their specified schedule. On March 23, 2023, the Company sent a second letter to Sammartino disputing each procedural deficiency claimed by Sammartino and disputing that the Company is in default of the MIPA or the promissory notes and that it properly followed the terms of the various agreements in electing to set off the damages. Refer to Note 7 - Acquisitions and Note 12 - Debt for additional information on the acquisition of Nature’s Remedy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to the existence of the material weaknesses in our internal control over financial reporting as described below.
Internal Control Over Financial Reporting
This report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Securities Act.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed deficiencies as follows:
•Insufficient accounting resources, inadequate level of precision in the performance of review and monitoring controls, including management review controls, or ineffective communication, as it relates to: financial reporting, accounting, due to the restatement of the statement of cash flows; accounting and valuation for complex financial instruments (debt and equity), earnings per share, cash and financial close process relating to cash reconciliation, inventory, property plant and equipment (“PPE”), accruals, leases, revenue, impairment and business combinations.
•Insufficient information technology general controls, as it relates to: lack of user access controls, change management, passwords, access controls reviews, backup and cybersecurity losses and vulnerabilities.
•Internal controls over financial reporting, and accounting for PPE and related accounts payable and accruals due to insufficient accounting resources and inadequate level of precision in the performance of review controls. Specifically, the material weakness related to accounting for PPE, leases and related accounts payable and accruals is associated with insufficient cut-off procedures to ensure all posted and/or unposted invoices are captured in the period the services were rendered.
•Additionally, management determined that the Company also have material weaknesses in its accounts payable process relating to vendor setup and maintenance resulting from the Company’s finding of phishing attacks during 2022.
•Lack of projected financial covenant calculations and related impact on financial statement presentation.
We have concluded that each of these deficiencies constitutes a material weakness in our internal control over financial reporting.
Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. During the year ended December 31, 2022, the Company took the following steps to improve its internal control over financial reporting:
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
•Assessing third party service providers which can consult in an effort to revise and enhance the Company’s Information Technology General Controls and Cyber Security Program; and
•Developing enhanced policies, procedures and accompanying training on vendor setup, maintenance, and validation.
While the Company has made good progress, the Company is still in the process of fully implementing its remediation plan. Additional time is required to complete the remediation of the material weaknesses to ensure the sustainability of the recently implemented remediation actions.
Changes in Internal Control over Financial Reporting
Other than the Company’s ongoing remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Item 1.01 Entry into a Material Definitive Agreement.
As discussed in Note 12 to the consolidated financial statements included in Part II - 1Item 8. Audited Financial Statements, on February 24, 2023 and February 27, 2023, the Company was non-compliant with an affirmative covenant in its Acquisition Facility relating to a minimum cash deposit requirement in a specified bank account. The Company also anticipated not being able to provide a certification to the lender in connection with its annual financial statements that the audit report did not contain a going concern qualification.
On April 17, 2023, the Company entered into a Limited Waiver (the “Limited Waiver”) by and among the Company, the other loan parties thereto, and Roxbury, LP. (the “Agent”), pursuant to which the Company received waivers for the two aforementioned instances.
The Limited Waiver also contains other customary terms and conditions.
The description of the Limited Waiver does not purport to be complete and is qualified in its entirety by reference to the Limited Waiver, which is filed as Exhibit 10.35 to this Annual Report on Form 10-K.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(b) On April 12, 2023, Peter Adderton notified the Company of his decision not to stand for re-election to the Board at the 2023 Annual Meeting of Stockholders. Mr. Adderton will vacate his seat on the Board effective immediately after the conclusion of the Annual Meeting. There are no disagreements between the Company and Mr. Adderton, relating to the Company’s operations, policies, or practices that resulted in Mr. Adderton’s decision to not stand for re-election.

(e) On April 12, 2023, the Board approved an extension of the post-termination exercise period for stock options previously granted (the “PTEP Amendment”) pursuant to the Company’s 2019 Equity Incentive Plan, as amended (the “Plan”), to Louis Jonathan Barack, the Company’s President, and Michelle Mosier, the Company’s Chief Financial Officer. Pursuant to the PTEP Amendment, the post-termination exercise period upon a termination of employment for any reason other than for “Cause” (as defined in the applicable option award agreement) or voluntary resignation occurring prior to a “Change in Control” (as defined in the Plan) for the outstanding stock options to purchase 3,369,923 subordinate voting shares held by Mr. Barack will be 18 months and for the outstanding stock options to purchase 200,000 subordinate voting shares held by Ms. Mosier such period shall be 12 months (but in no case shall such stock options be exercisable after their expiration date). In the case of a termination other than for Cause after a Change Control the post-termination exercise period for the outstanding stock options held by Mr. Barack will be 3 years and for the outstanding stock options held by Ms. Mosier such period shall be 2 years (but in no case shall such stock options be exercisable after their expiration date).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management an Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements
The information required is set forth in Item 8 – Audited Financial Statements in Part II of this Form 10-K and is hereby incorporated herein by reference to such information.
(2) Financial statements schedules
Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1*	Letter Agreement, dated November 2, 2018, by and between Jushi Inc and Tanzania Minerals Corp.
3.1*	Articles of Jushi Holdings Inc., as amended.
4.1*	Subordinate Voting Shares Specimen Stock Certificate.
4.2^*	Trust Indenture, dated November 20, 2020, by and between Jushi Holdings Inc. and Odyssey Trust Company.
4.3^*	Form of 10% Senior Secured Note of Jushi Holdings Inc.
4.4^*	Trust Indenture, dated December 7, 2022, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.5^*	Credit Agreement, dated as of October 20, 2021, by and among Jushi Holdings Inc., the other loan parties that are party thereto, the lenders that are party thereto, and Roxbury, LP.
4.6*	Limited Waiver and First Amendment to Credit Agreement, dated as of April 29, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.7^+	Second Amendment to Credit Agreement and Consent to Senior Notes Refinancing, dated as of December 6, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.8*	Form of Transaction Warrant of Jushi Holdings Inc.
4.9*	Form of Debt Warrant of Jushi Holdings Inc.
4.10*	Form of Broker Warrant of Jushi Holdings Inc.
4.11*	Form of Equity Round Warrant of Jushi Inc.
4.12*	Form of Management Round Warrant of Jushi Inc.
4.13*	Form of Consulting Warrant of Jushi Holdings Inc.
10.1^*
Merger and Membership Interest Purchase Agreement, dated April 16, 2021, by and among Jushi MA, Inc., Jushi Inc, Jushi Holdings Inc., Sammartino Investments LLC, Nature’s Remedy of Massachusetts, Inc., McMann LLC, Valiant Enterprises, LLC, John Brady, Robert Carr and Justin Lundberg.

10.2*	First Amendment to Merger and Membership Interest Purchase Agreement, dated May 13, 2021, by and between Sammartino Investments LLC Jushi Inc.
10.3*	Second Amendment to Merger and Membership Interest Purchase Agreement, dated September 7, 2021, by and between Sammartino Investments LLC Jushi Inc.
10.4+^*
Equity Purchase Agreement, dated as of June 4, 2019, by and among Franklin BioScience – Penn LLC, Franklin Group, LLC, Matt Varga, Alex Hazzouri, Ed Hazzouri, Ray Angeli, Hazzouri & Associates, LLC, Franklin Bioscience, LLC, Jushi Inc and the other Persons holding membership interests in Franklin BioScience – Penn, LLC.

10.5+^*	Lease, dated April 6, 2018, by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.

Exhibit No.	Description
10.6*	First Amendment to Lease Agreement, dated December 7, 2018, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.7*	Second Amendment to Lease Agreement, dated January 14, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.8*	Third Amendment to Lease Agreement, dated April 10, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.9*	Fourth Amendment to Lease Agreement, dated August 25, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.10*	Fifth Amendment to Lease Agreement, dated April 1, 2021, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.11+*	Amended and Restated Lease Agreement, dated April 22, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.12*	Lease Amendment # 1, dated October 21, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.13+*	Second Amendment to Lease, dated January 12, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.14*	Standard Form of Commercial Lease, dated October 29, 2018, by and between Valiant Enterprises, LLC and Nature’s Remedy of Massachusetts, Inc.
10.15#*	Form of Stock Option Grant and Agreement for Directors.
10.16#*	Form of Stock Option Grant and Agreement for Employees and Certain Named Executive Officers
10.17#*	Form of Stock Option Grant and Agreement for Other Named Executive Officers
10.18#*	Form of Restricted Stock Grant and Agreement for Directors
10.19#*	Form of Restricted Stock Grant and Agreement for Employees and Certain Named Executive Officers
10.20#*	Form of Restricted Stock Grant and Agreement for Other Named Executive Officers
10.21†#*	Employment Agreement, dated May 1, 2019 by and between JMGT, LLC and Louis Jon Barack
10.22†#*	Bonus Letter, dated June 9, 2020, by and between Jushi Holdings, Inc. and Louis Jon Barack
10.23†#*	Employment Agreement, dated May 24, 2021 by and between JMGT, LLC and Leonardo Garcia-Berg
10.24†#*	Employment Agreement, dated October 5, 2021 by and between JMGT, LLC and Edward Kremer
10.25†#*	Employment Agreement, effective January 1, 2022, by and between JGMT, LLC and James Cacioppo.
10.26†#*	Amendment No. 1 to Employment Agreement between the Company, JGMT, LLC and James Cacioppo.
10.27†#	Employment Agreement dated May 1, 2019 by and between the Company and Tobi Lebowitz
10.28#**	Tobi Lebowitz Promotion Letter August 29, 2022
10.29†#	Employment Agreement dated April 1, 2022 by and between the Company and Nichole Upshaw
10.30#^	Nichole Upshaw Promotion Letter December 1, 2022
10.31#***	Employment Agreement, dated as of January 7, 2023, by and between the Company and Michelle Mosier
10.32#*	Jushi Holdings Inc. 2019 Equity Incentive Plan.
10.33#*	Form of Indemnification Agreement, by and between Jushi Holdings Inc. and each of its directors and executive officers.
10.34+^****	Loan Agreement, dated April 6, 2023, by and between FVCbank, Dalitso LLC, JREHVA, LLC, Jushi VA, LLC and Jushi Holdings Inc.
10.35	Limited Waiver dated April 17, 2023 between Jushi Holdings Inc. and Roxbury, LP
16.1	Changes in Accountant letter from MNP LLP, dated July 22, 2022
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP )
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Incorporated by reference to our Registration Statement on Form S-1 effective August 12, 2022.
**	Incorporated by reference to our Form 10-Q filed September 26, 2022.
***	Incorporated by reference to our Form 8-K filed January 9, 2023.
****	Incorporated by reference to our Form 8-K filed April 12, 2023.
#	Management contract or compensatory plan or arrangement.
+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Jushi Holdings Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) are the type that the registrant treats as private or confidential.
†	Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 17, 2023.

JUSHI HOLDINGS INC.

/s/ James Cacioppo
James Cacioppo
Chairman and Chief Executive Officer

/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Name	Title

/s/ James Cacioppo	Chairman and Chief Executive Officer
James Cacioppo	(principal executive officer)

/s/ Louis Jonathan Barack	President
Louis Jonathan Barack

/s/ Michelle Mosier	Chief Financial Officer and Chief Accounting Officer
Michelle Mosier	(principal financial and accounting officer)

/s/ Peter Adderton	Director
Peter Adderton

/s/ Benjamin Cross	Director
Benjamin Cross

/s/ Marina Hahn	Director
Marina Hahn

/s/ Stephen Monroe	Director
Stephen Monroe

/s/ Bill Wafford	Director
Bill Wafford