Form 10-Q
period 2023-03-31
Jushi Holdings Inc.
filed 2023-05-15
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023
or
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

As of May 8, 2023, the registrant had 196,633,371 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report) document may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this report that address activities, events or developments that Jushi expects or anticipates will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy, competitive strengths, goals, expansion and growth of Jushi’s business, operations and plans, including new revenue streams, the integration and benefits of recently acquired businesses or assets, roll out of new operations, the implementation by Jushi of certain product lines, implementation of certain research and development, the application for additional licenses and the grant of licenses that will be or have been applied for, the expansion or construction of certain facilities, the reduction in the number of our employees, the expansion into additional U.S. and international markets, any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which Jushi operates; expectations for other economic, business, regulatory and/or competitive factors related to Jushi or the cannabis industry generally; and other events or conditions that may occur in the future.
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of Jushi at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of Jushi, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks relating to pandemics and forces of nature; risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of Jushi; Jushi’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of Jushi; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to Jushi; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s recent debt financing and other financing activities including increased leverage and issuing additional equity securities; risks relating to the management of growth; costs associated with Jushi being a publicly-traded company and a U.S. and Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcing judgments and effecting service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; risks relating to the expansion and optimization of the grower-processor in Pennsylvania, the vertically integrated facilities in Virginia and Massachusetts and the facility in Nevada; risks related to opening new facilities, which is subject to licensing approval; limited research and data relating to cannabis; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in Jushi’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 18, 2023 for more information.

Although Jushi has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information will prove to be accurate as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on the forward‐looking information contained in this report or other forward-looking statements made by Jushi. Forward‐looking information is provided and made as of the date of this Quarterly Report on Form 10-Q and Jushi does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.
Unless the context requires otherwise, references in this report to “Jushi,” “Company,” “we,” “us” and “our” refer to Jushi Holdings Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,474	$26,196
Accounts receivable, net	6,289	4,809
Inventory, net	37,471	35,089
Prepaid expenses and other current assets	2,859	3,957
Total current assets	$65,093	$70,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	$175,087	$177,755
Right-of-use assets - finance leases	112,205	114,021
Other intangible assets, net	99,149	100,082
Goodwill	38,239	38,239
Other assets	29,313	28,243
Restricted cash	950	950
Total non-current assets	$454,943	$459,290
Total assets	$520,036	$529,341

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,869	$21,313
Accrued expenses and other current liabilities	38,989	46,329
Income tax payable	29,409	19,921
Debt, net - current portion (including related party principal amounts of $3,250 and $3,189 as of March 31, 2023 and December 31, 2022, respectively)	11,734	8,704
Finance lease obligations - current	10,293	11,361
Total current liabilities	$115,294	$107,628
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $18,241 and $17,491 as of March 31, 2023 and December 31, 2022, respectively)	$181,607	$180,558
Finance lease obligations - non-current	102,208	102,375
Derivative liabilities	6,104	14,134
Income tax liabilities - non-current	59,096	57,200
Other liabilities - non-current	19,965	21,555
Total non-current liabilities	$368,980	$375,822
Total liabilities	$484,274	$483,450
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY:
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 196,633,371 and 196,686,372 Subordinate Voting Shares as of March 31, 2023 and December 31, 2022, respectively	$—	$—
Paid-in capital	494,331	492,020
Accumulated deficit	(457,182)	(444,742)
Total Jushi shareholders' equity	$37,149	$47,278
Non-controlling interests	(1,387)	(1,387)
Total equity	$35,762	$45,891
Total liabilities and equity	$520,036	$529,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE, NET	$69,873	$61,888
COST OF GOODS SOLD	(39,932)	(42,776)
GROSS PROFIT	$29,941	$19,112

OPERATING EXPENSES	$32,452	$37,308

LOSS FROM OPERATIONS	$(2,511)	$(18,196)

OTHER INCOME (EXPENSE):
Interest expense, net	$(8,520)	$(10,116)
Fair value gains on derivatives	8,030	14,309
Other, net	709	(703)
Total other income, net	$219	$3,490

LOSS BEFORE INCOME TAX	$(2,292)	$(14,706)
Income tax expense	(10,148)	(5,051)
NET LOSS AND COMPREHENSIVE LOSS	$(12,440)	$(19,757)
Less: net loss attributable to non-controlling interests	—	—
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(12,440)	$(19,757)

LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.06)	$(0.11)
Weighted average shares outstanding - basic	194,050,835	183,226,027
LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.06)	$(0.16)
Weighted average shares outstanding - diluted	194,050,835	207,838,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands of U.S. dollars, except share amounts)

	Three Months Ended March 31, 2023
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(53,001)	—	—	—	—	—
Share-based compensation (including related parties)	—	2,311	—	2,311	—	2,311
Net loss	—	—	(12,440)	(12,440)	—	(12,440)
Balances - March 31, 2023	196,633,371	$494,331	$(457,182)	$37,149	$(1,387)	$35,762

	Three Months Ended March 31, 2022
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2022	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	527,704	1,594	—	1,594	—	1,594
Shares issued for restricted stock grants	5,952	—	—	—	—	—
Shares issued upon exercise of warrants	2,676,303	9,693	—	9,693	—	9,693
Shares issued upon exercise of stock options	93,915	—	—	—	—	—
Share-based compensation (including related parties)	—	6,964	—	6,964	—	6,964
Net loss	—	—	(19,757)	(19,757)	—	(19,757)
Balances - March 31, 2022	189,728,625	$456,719	$(262,175)	$194,544	$(1,387)	$193,157
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,440)	$(19,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,335	3,248
Share-based compensation	2,311	6,964
Fair value changes in derivatives	(8,030)	(14,309)
Non-cash interest expense, including amortization of debt issuance costs	1,731	4,551
Deferred income taxes and uncertain tax positions	355	(1,125)
Other non-cash items, net	(166)	438
Changes in operating assets and liabilities:
Accounts receivable	(1,210)	1,770
Inventory	(4,480)	5,917
Prepaid expenses and other current assets	1,098	(316)
Accounts payable, accrued expenses and other current liabilities	8,033	(2,379)
Other assets	1,891	1,173
Net cash flows used in operating activities	$(3,572)	$(13,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	$—	$(6,592)
Payments for property, plant and equipment	(4,542)	(17,039)
Net cash flows used in investing activities	$(4,542)	$(23,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	$—	$13,680
Proceeds from exercise of warrants and options	—	541
Redemptions of senior notes (including related party redemptions of $0 and $8 for three months ended March 31, 2023 and 2022, respectively)	—	(258)
(Payments) receipts of finance leases, net of tenant allowance of $0 and $9,597 for three months ended March 31, 2023 and 2022, respectively)	(844)	1,121
Proceeds from other debt	1,900	3,265
Repayments of other debt	(57)	(130)
Other financing activities	(668)	—
Net cash flows provided by financing activities	$331	$18,219
Effect of currency translation on cash and cash equivalents	61	(9)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(7,722)	$(19,246)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,146	95,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$19,424	$76,241

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$6,951	$5,580
Cash paid for income taxes	$305	$3,867
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,804	$24,939
Right-of-use assets from finance lease liabilities	$461	$—
Issuance of second lien notes for settlement of accrued bonus	$750	$—
Fair value of note obligations and warrant liabilities from acquisitions and acquisitions of non-controlling interests	$—	$6,922
Fair value of shares issued for acquisitions and acquisitions of non-controlling interests	$—	$1,594
Assets acquired and liabilities assumed in acquisitions, net	$—	$15,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of March 31, 2023, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH", and trades on the United States Over the Counter Stock Market (“OTCQX”) under the symbol JUSHF.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.
In the opinion of management, the unaudited consolidated financial statements include all adjustments, of a normal recurring nature, that are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 18, 2023 (the “2022 Form 10-K”), and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on April 18, 2023. Consolidated balance sheet information as of December 31, 2022 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022.
Going Concern and Liquidity
As reflected in the 2022 Form 10-K, the Company has incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $37,577. Furthermore, the Company incurred additional loss from operations of $2,511 and used cash of $3,572 for operating activities for the three months ended March 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $50,201. Since inception, management has focused on building a diverse portfolio of assets in attractive markets to vertically integrate its business. As such, the Company has incurred losses as it continues to expand. Management has put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, management begun to commercialize production from its recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at the Company’s retail and grower-processing facilities.
As a result of the above, substantial doubt exists about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are issued. Management intends to fund the Company’s operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.
The unaudited consolidated financial statements contained herein have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which is included in the 2022 Form 10-K. Except as disclosed below, there have been no material changes to the Company’s significant accounting policies.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$18,474	$26,196
Restricted cash	950	950
Cash, cash equivalents and restricted cash	$19,424	$27,146
Emerging Growth Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed in Recent Accounting Pronouncements reflect this election.
Recent Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. INVENTORY
The components of inventory, net, are as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Cannabis plants	$4,618	$4,347
Harvested cannabis and packaging	10,862	9,052
Total raw materials	$15,480	$13,399
Work in process	7,495	7,845
Finished goods	14,496	13,845
Total inventory, net	$37,471	$35,089

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

4. PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment
The components of property, plant and equipment (“PPE”) are as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Buildings and building components	$91,892	$80,697
Land	14,087	14,085
Leasehold improvements	44,893	43,472
Machinery and equipment	27,615	27,615
Furniture, fixtures and office equipment (including computer)	17,496	16,126
Construction-in-process	8,242	20,086
Total property, plant and equipment - gross	$204,225	$202,081
Less: Accumulated depreciation	(29,138)	(24,326)
Total property, plant and equipment - net	$175,087	$177,755
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
PP&E depreciation was $4,812 and $2,550 for the three months ended March 31, 2023 and 2022, respectively. Interest expense capitalized to PPE totaled $188 and $744 for the three months ended March 31, 2023 and 2022, respectively.

5. ACQUISITIONS
Nature’s Remedy
In connection with the Company’s acquisition of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”) in September 2021, the Company agreed to issue up to an additional $5,000 in Company SVS to Sammartino Investments LLC (“Sammartino”) upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor (as defined in the definitive acquisition documents) opens a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts during the period beginning on the 12-month anniversary of the closing date and ending on the 30-month anniversary of the closing date (the “Milestone Period”). On each monthly anniversary of the closing date during the Milestone Period (beginning on the 13-month anniversary of the closing date), Sammartino shall accrue $278 worth of Company SVS (a “Monthly Milestone Accrual”). On the 18-month, 24-month and 30-month anniversary of the closing date (and provided a competitor has not opened a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts), Sammartino is entitled to be issued Company SVS in an amount equal to $1,667 divided by a volume weighted average reference share price. As of December 31, 2022, the aggregate contingent consideration liability was $4,793, of which $3,398 was included as a short-term contingent consideration liability and $1,395 was included in long-term contingent consideration liability.
In March 2023, the 18-month anniversary of the closing date occurred without a competitor opening a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts. Consequently, at March 31, 2023, $1,667 of Monthly Milestone Accrual was classified as other current liabilities while the remaining liability of $3,109 was included in short-term contingent consideration liability.
As discussed in greater detail in Note 16 - Commitments and Contingencies, on February 28, 2023, the Company informed Sammartino that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement between the Company, Sammartino and certain other parties thereto (as amended, the “MIPA”) and pursuant

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
to the terms of the MIPA the Company had elected to offset these damages against (among other things) all present and future Monthly Milestone Accruals.

Purchase Price Allocations for 2022 Business Combinations
The purchase price accounting in connection with the acquisitions of “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”) and NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”) in March 2022 and April 2022, respectively, has been finalized as of March 31, 2023. There were no material measurement period adjustments during the three months ended March 31, 2023.
Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
The following table summarizes consolidated pro forma revenue and consolidated pro forma net income (loss) as if the business combinations had occurred on January 1, 2022:

Three Months Ended March 31, 2022
Revenue, net	$71,160
Net loss	$(22,138)
These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the period indicated, or of the results that may be achieved by the combined companies in the future. These amounts have been calculated using actual results and adding pre-acquisition results, after adjusting for: acquisition costs, additional depreciation and amortization from acquired property, plant and equipment and intangible assets, as well as adjustments for incremental interest expense relating to consideration paid, and changes to conform to the Company’s accounting policies.
The results of the 2022 acquisitions were included in the Company’s results since their respective acquisition dates. For the three months ended March 31, 2022, the Apothecarium acquisition contributed revenues of $556 and net income of $55, to the Company’s consolidated results.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Goods received not invoiced	$7,318	$11,620
Accrued employee related expenses and liabilities	5,671	6,030
Accrued capital expenditures	5,113	5,603
Contingent consideration liabilities (1)	3,109	3,398
Operating lease obligations	2,887	2,652
Accrued interest	2,417	2,388
Accrued sales and excise taxes	1,740	1,931
Deferred revenue (loyalty program)	1,600	1,870
Accrued professional and management fees	1,342	1,481
Other accrued expenses and current liabilities	7,792	9,356
Total	$38,989	$46,329
(1)Refer to Note 5 - Acquisitions for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

7. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Principal amounts:
Second Lien Notes	15%	December 2026	$73,933	$73,182
Acquisition Facility	15%	December 2024	65,000	65,000
Acquisition-related promissory notes payable	8% - 18%	August 2024 - April 2027	57,216	57,216
Other Debt (1)	7% - 9%	March 2022 - July 2027	12,860	10,960
Total debt - principal amounts			$209,009	$206,358
Less: debt issuance costs and original issue discounts			(15,668)	(17,096)
Total debt - carrying amounts			$193,341	$189,262
Debt - current portion			$11,734	$8,704
Debt - non-current portion			$181,607	$180,558
(1) Includes Jushi Europe debt. Refer to Note 15 - Related Party Transactions for more information.
Second Lien Notes
In March 2023, the Company and one of its wholly subsidiary, JGMT, LLC, and the Company’s Chief Executive Officer and Chairman of the Board of Directors (“CEO”) entered into an amendment to the existing employment agreement (the "Amendment") pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him in the following alternative form: (i) a lump sum cash payment in the amount of $250, which was paid on March 15, 2023, (ii) $750 aggregate principal amount of 12% second lien notes (“Second Lien Notes”) due December 7, 2026, which was issued on March 15, 2023, and (iii) fully-detached warrants to purchase up to approximately $375 worth of the Company’s SVS (“Warrants”), with such Warrants to be priced and issued as soon as practicable in accordance with US and Canadian securities laws. The Warrants, when issued, will have an exercise price per subordinate voting share equal to the greater of: (a) a twenty-five percent (25%) premium to the volume-weighted average price per share of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) over the trailing ten (10) trading day period prior to the date the Warrants are issued, and (b) the fair market value of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) on the date the Warrants are issued.
Other Debt
Arlington Facility
In November 2021, the Company closed on the purchase of a property in Arlington, Virginia, for $7,000. On December 28, 2021, the Company entered into a $6,900 credit facility (the “Arlington Facility”) with a bank to refinance the purchase. As of December 31, 2022, the Company had drawn down $5,000, and the remaining $1,900 was drawn down in January 2023. The Arlington Facility bears a fixed interest rate of 5.875% per annum payable monthly and will mature on January 1, 2027.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Financial covenants
Acquisition Facility
The Senior Secured Credit Facility (the “Acquisition Facility”) contains certain financial and other covenants with which the Company is required to comply. As of March 31, 2023, the Company was in compliance with its financial covenants related to minimum (i) unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement.
Other Debt
The Arlington Facility and the $2,800 credit facility the Company entered into in July 2022 with a bank to fund the construction of a dispensary in Dickson City, Pennsylvania (the “Dickson Facility”) contain certain financial and other covenants with which the Company is required to comply. As of March 31, 2023, the Company was in compliance with all financial covenants contained in these two facilities.
Annual Maturities
As of March 31, 2023, aggregate future contractual maturities of the Company’s debt are as follows:

	Remainder of the year	2024	2025	2026	2027	Total
Second Lien Notes	$—	$—	$—	$73,933	$—	$73,933
Acquisition Facility	4,875	60,125	—	—	—	65,000
Acquisition-related promissory notes payable	3,448	22,385	1,970	6,971	22,442	57,216
Other debt (1)	3,407	165	178	189	8,921	12,860
Total	$11,730	$82,675	$2,148	$81,093	$31,363	$209,009
(1)The other debt amounts due for the remainder of the year include the Jushi Europe debt, which became due in 2022 and is not expected to be settled and/or repaid until the completion of the liquidation of Jushi Europe. Refer to Note 15 - Related Party Transactions for additional information.

Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Interest expense
Interest and accretion - 10% Senior Notes	$—	$5,398
Interest and accretion - Second Lien Notes	2,344	—
Interest and accretion - Finance lease liabilities	2,349	2,901
Interest and accretion - Promissory notes	1,536	737
Interest and accretion - Acquisition Facility	2,296	1,360
Interest and accretion - Other debt	185	479
Capitalized interest	(188)	(744)
Total interest expense	$8,522	$10,131
Interest income	(2)	(15)
Total interest expense, net	$8,520	$10,116

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

8. LEASES
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

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of lease assets	$1,590	$1,143
Interest on lease liabilities	2,349	2,901
Total finance lease cost	$3,939	$4,044
Operating lease cost	733	886
Variable lease cost	66	93
Total lease cost	$4,738	$5,023
Operating lease assets were $15,225 and $16,244 as of March 31, 2023 and December 31, 2022, respectively, which are included in other non-current assets in the consolidated balance sheets. Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	March 31, 2023		December 31, 2022
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	11.50%	11.38%	11.23%	11.51%
Weighted average remaining lease term (in years)	20.9	13.1	22.7	14.1
The maturities of the contractual undiscounted lease liabilities as of March 31, 2023 are as follows:

	Finance Leases	Operating Leases
Remainder of year	$9,575	$1,943
2024	13,285	2,913
2025	13,213	2,734
2026	13,207	2,499
2027	12,851	2,371
Thereafter	272,442	26,583
	$334,573	$39,043
Less: Imputed interest	(222,072)	(20,567)
Total present value of minimum lease payments	$112,501	$18,476
Lease liabilities - current portion	$10,293	$2,887
Lease liabilities - non-current	$102,208	$15,589

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the three months ended March 31, 2023.

Total Derivative Liabilities (1)
Carrying amounts as of January 1, 2023	$14,134
Fair value changes	(8,030)
Carrying amounts as of March 31, 2023	$6,104
(1)Refer to Note 10 - Equity for the change in number of warrants during the three months ended March 31, 2023.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company which were issued in connection with: (i) the 10% senior secured notes (the “Senior Notes”), and have an expiration date of December 23, 2024 and an exercise price of $1.25; and (ii) the Second Lien Notes and the Acquisition Facility second amendment, and have an expiration date of December 7, 2026 and an exercise price of $2.086. The Derivative Warrants may be net share settled. As of March 31, 2023 and December 31, 2022, there were 55,375,202 Derivative Warrants outstanding.
These Derivative Warrants were considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of March 31, 2023 and December 31, 2022. The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	March 31, 2023 (unaudited)	December 31, 2022
Stock price	$0.52	$0.76
Risk-free annual interest rate	3.63% - 4.22%	3.99% - 4.11%
Range of estimated possible exercise price	$1.25 - $2.086	$1.25 - $2.086
Volatility	79%	79%
Remaining life	1.73 years - 3.69 years	1.98 years - 3.96 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

	As of March 31, 2023			As of December 31, 2022
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.52	$1,407	$(1,051)	$0.76	$2,529	$(2,396)
Volatility	79%	$1,511	$(1,220)	79%	$2,070	$(2,121)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of March 31, 2023, the Company had 196,633,371 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants (1)	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2023	30,673,635	55,375,202	86,048,837	$1.40
Cancelled	(100,000)	—	(100,000)	$1.47
Balance as of March 31, 2023	30,573,635	55,375,202	85,948,837	$1.40
Exercisable as of March 31, 2023	28,348,635	55,375,202	83,723,837	$1.38
(1) Refer to Note 9 - Derivative Liabilities for additional information.
Share-based payment award plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 4,031,555 as of March 31, 2023.

Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire in ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled. The following table summarizes the status of stock options and related transactions:

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2023	30,752,259	$2.58
Granted	1,027,500	$0.60
Forfeited/expired	(3,181,340)	$2.62
Issued and Outstanding as of March 31, 2023	28,598,419	$2.50
Exercisable as of March 31, 2023	14,247,252	$2.37

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Three Months Ended March 31,
	2023	2022
Weighted average stock price	$0.60	$4.20
Weighted average expected stock price volatility	77.4%	72.8%
Expected annual dividend yield	0%	0%
Weighted average expected life	6.2 years	6.1 years
Weighted average risk-free annual interest rate	3.7%	1.9%
Weighted average grant date fair value	$0.42	$2.51

Restricted Stock

The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS, and the fair value of the restricted stock granted was estimated based on the SVS price at grant date. The following table summarizes the status of restricted stock and related transactions:

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2023	1,156,319
Cancelled	(53,001)
Vested and Released	(5,952)
Unvested restricted stock as of March 31, 2023	1,097,366
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award.
Share-based compensation cost

The components of share-based compensation expense are as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$1,596	$5,845
Restricted stock	200	832
Warrants	515	287
Total share-based compensation expense	$2,311	$6,964

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
As of March 31, 2023, the Company had $12,167 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.5 years.

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted earnings (loss) per share attributable to Jushi shareholders are as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss and comprehensive loss attributable to Jushi shareholders	$(12,440)	$(19,757)
Dilutive effect of net income from derivative warrants liability	—	(14,309)
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(12,440)	$(34,066)

Denominator:
Weighted-average shares of common stock - basic	194,050,835	183,226,027
Dilutive effect of derivative warrants	—	24,612,879
Weighted-average shares of common stock - diluted	194,050,835	207,838,906

Net loss per common share attributable to Jushi:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.16)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, because the impact of including them would have been anti-dilutive:

	March 31,
	2023	2022
Stock options	28,615,308	20,615,601
Warrants (derivative liabilities and equity)	85,989,948	29,472,725
Unvested restricted stock awards	1,120,815	2,636,282
Convertible promissory notes	—	910,000
	115,726,071	53,634,608

12. REVENUE
The Company has three revenue streams: (i) retail, (ii) wholesale and (ii) other. The Company’s retail revenues are comprised of cannabis operations for medical and adult-use dispensaries. The Company’s wholesale revenues are comprised of cannabis cultivation, processing, production and distribution of cannabis for medical and adult-use. The Company’s other operations primarily include the Company’s hemp/cannabidiol (“CBD”) retail operations. Any intercompany revenue and any costs between entities are eliminated to arrive at consolidated totals.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended March 31,
	2023	2022
Retail	$62,311	$57,955
Wholesale	7,562	3,848
Other	—	85
Total revenue, net	$69,873	$61,888

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended March 31,
	2023	2022
Salaries, wages and employee related expenses	$16,804	$17,336
Share-based compensation expense	2,311	6,964
Rent and related expenses	2,893	3,089
Depreciation and amortization expense	2,663	2,256
Professional fees and legal expenses	2,325	2,706
Other expenses (1)	5,456	4,957
Total operating expenses	$32,452	$37,308
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Loss before income tax	$(2,292)	$(14,706)
Income tax expense	$(10,148)	$(5,051)
Effective income tax rate	442.8%	34.3%
The Company has computed its provision for income taxes based on the actual effective rate for the quarter as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 are not indicative of the effective income tax rate for each respective fiscal year of 2023 and 2022. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) disallowed expenses under U.S. Internal Revenue Code of 1986, as amended (“IRC”), Section 280E, (ii) change in uncertain tax positions, (iii) fair value change of derivatives, (iv) interest and penalties accrual for tax liabilities, and (v) state income taxes.
Due to its cannabis operations, the Company is subject to the limitation of IRC Section 280E under which the Company is only allowed to deduct "costs of goods sold". This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
The Company’s tax returns benefited from not applying IRC Section 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company determined that it is not more likely than not these tax positions would be sustained under examination. As a result, the Company has an uncertain tax liability of $59,096 and $57,200 as of March 31, 2023 and December 31, 2022, respectively, inclusive of interest and penalties, which is included in income tax liabilities - non-current in the consolidated balance sheets.
The amount of interest and penalties related to outstanding income tax liabilities recorded by the Company during the three months ended March 31, 2023 was $889. The amount of interest and penalties related to outstanding income tax liabilities recorded by the Company during the three months ended March 31, 2022 was not material. Additionally, the Company’s income tax payable of $29,409 and $19,921 as of March 31, 2023 and December 31, 2022, respectively, included deferral of certain 2023 and 2022 estimated income tax payments.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended March 31,		As of
	2023	2022	March 31, 2023 (unaudited)	December 31, 2022
Nature of transaction	Related Party Expense		Related Party Payable
10% Senior Notes - interest expense and principal amount	$—	$(9)	$—	$—
12% Second Lien Notes - interest expense and principal amount (1)	$(521)	$—	$(18,241)	$(17,491)
Other debt (2)	$—	$—	$(3,250)	$(3,189)
(1)For the periods ended March 31, 2023 and December 31, 2022, the Second Lien Notes payable and the related interest expense includes amounts related to a director as well as a significant investor.
(2)Other debt relates to Jushi Europe. On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of March 31, 2023, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Claims and Litigation
Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ Market matter
On March 31, 2023, MJ’s Market (“MJ’s”), Inc. filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings, Inc. and the following of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts (“collectively “Jushi”), as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (“Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. The Company vehemently denies such allegations, and plans to vigorously defend the Complaint.
Sammartino matter
On February 28, 2023, the Company informed Sammartino, the former owner of Nature’s Remedy and certain of its affiliates, that Sammartino had breached several provisions of the MIPA and/or fraudulently induced the Company to enter into, and not terminate, the MIPA. As a consequence of these breaches and the fraudulent inducement, the Company informed Sammartino that the Company had incurred significant damages, and pursuant to the terms of the MIPA the Company had elected to offset these damages against certain promissory notes and shares the Company was to pay and issue, respectively, to Sammartino, and that Sammartino would be required to pay the remainder in cash. On March 13, 2023, Sammartino responded to the Company by alleging various procedural deficiencies with the Company’s claim and provided the Company with a notice that the Company was in default of the MIPA for failing to issue certain shares of the Company to Sammartino. On March 21, 2023, Sammartino sent a second notice that the Company was in default of the promissory notes for failing to pay interest pursuant to their specified schedule. On March 23, 2023, the Company sent a second letter to Sammartino disputing each procedural deficiency claimed by Sammartino and disputing that the Company is in default of the MIPA or the promissory notes and that it properly followed the terms of the various agreements in electing to set off the damages.
Commitments
In addition to the contractual obligations outlined in Note 7 - Debt and Note 8 - Leases, the Company has the following commitments as of March 31, 2023 related to property and construction.
Property and Construction Commitments
In connection with various license applications, the Company may enter into conditional leases or other property commitments which will be executed if the Company is successful in obtaining the applicable license and/or resolving other contingencies related to the license or application.
In addition, the Company expects to incur capital expenditures for leasehold improvements and construction of buildouts of certain locations, including for properties for which the lease is conditional on obtaining the applicable related license or for which other contingencies exist. If the Company were to be unsuccessful in obtaining a particular license or certain

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
other conditions are not met, the previously capitalized improvements and buildouts relating to that license may need to be expensed in future periods in the statements of operations and comprehensive income (loss).

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	March 31, 2023 (unaudited)	December 31, 2022
Financial assets: (1)
Equity investment	$977	$977
Total financial assets	$977	$977

Financial liabilities: (1)
Derivative liabilities (2)	$6,104	$14,134
Contingent consideration liabilities (3)	3,109	4,793
Total financial liabilities	$9,213	$18,927
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, and there were no transfers between hierarchy levels during the three months ended March 31, 2023 or year ended December 31, 2022.
(2)Refer to Note 9 - Derivative Liabilities.
(3)Refer to Note 5 - Acquisitions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at March 31, 2023 and December 31, 2022. The fair value of the Company’s debt approximates their fair values as of March 31, 2023 and December 31, 2022 as the effective interest rates are consistent with market rates.

18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Condensed Consolidated Financial Statements. There were no events that require adjustment to or disclosure in the Condensed Consolidated Financial Statements, except as disclosed elsewhere and below.
Manassas loan agreement
On April 6, 2023, subsidiaries of the Company entered into a loan agreement (the “Loan Agreement”) with FVCbank (the “Lender”) for a commercial loan in an aggregate principal amount of $20,000 (the “Loan”). The Loan has a five-year term and is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Loan will bear interest based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%, which was the interest rate as of April 6, 2023.
The Loan Agreement contains a debt service coverage ratio, and other covenants with which we are required to comply. Additionally, the Loan Agreement contains customary events of default, including failure to repay the Loan when due. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Loan under the Loan Agreement.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Unless Otherwise Stated)
Acquisition Facility
On February 24, 2023 and February 27, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company also anticipated not being able to provide a certification to the lender in connection with its annual financial statements for the year ended December 31, 2022 that the audit report did not contain a going concern qualification. As a result, the Company received waivers for the above instances on April 17, 2023.

Additionally, on May 10, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company received a waiver for this instance on May 11, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three months ended March 31, 2023 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for three months ended March 31, 2023 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2023 (the “2022 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
Store Closures
In April 2023, we closed three underperforming Beyond Hello™ stores in Colwyn, Pennsylvania, Hazleton, Pennsylvania, and Palm Springs, California, bringing our current footprint to a total of 35 operating dispensaries in seven markets.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022	% Change
REVENUE, NET	$69,873	$61,888	13%
COST OF GOODS SOLD	(39,932)	(42,776)	(7)%
GROSS PROFIT	$29,941	$19,112	57%

OPERATING EXPENSES	$32,452	$37,308	(13)%

LOSS FROM OPERATIONS	$(2,511)	$(18,196)	(86)%

OTHER INCOME (EXPENSE):
Interest expense, net	$(8,520)	$(10,116)	(16)%
Fair value gains on derivatives	8,030	14,309	(44)%
Other, net	709	(703)	(201)%
Total other income, net	$219	$3,490	(94)%

LOSS BEFORE INCOME TAX	$(2,292)	$(14,706)	(84)%
Income tax expense	(10,148)	(5,051)	101%
NET LOSS AND COMPREHENSIVE LOSS	$(12,440)	$(19,757)	(37)%
Less: net loss attributable to non-controlling interests	—	—	—%
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(12,440)	$(19,757)	(37)%

LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.06)	$(0.11)	(45)%
Weighted average shares outstanding - basic	194,050,835	183,226,027	6%
LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	(0.06)	(0.16)	(63)%
Weighted average shares outstanding - diluted	194,050,835	207,838,906	(7)%

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Retail	$62,311	$57,955	$4,356	8%
Wholesale	7,562	3,848	3,714	97%
Other	—	85	(85)	(100)%
Total revenue, net	$69,873	$61,888	$7,985	13%
Revenue, net, was $69,873, as compared to $61,888, an increase of $7,985, or 13%. Retail revenue increased $4,356 due primarily to new dispensary openings from build outs and acquisitions. We acquired Apothecarium and NuLeaf in Nevada during March 2022 and April 2022, respectively, and opened new Beyond Hello™ dispensaries in Ohio, Pennsylvania and Virginia in 2022. The increase in retail revenue was partially offset by declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Pennsylvania due to market price compression. The Company ended the quarter with thirty-seven operating dispensaries in seven states, as compared to twenty-nine in six states at the end of March 31, 2022.
Wholesale revenue increased $3,714 primarily due to increased cultivation and processing activities at our grower processor facilities in Massachusetts, Nevada and Virginia. The increase in Nevada is from the acquisition of NuLeaf.
Gross Profit
Gross profit was $29,941 compared to $19,112, an increase of $10,829, or 57%. Gross profit margin increased to 43% compared to 31%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities in Massachusetts, Nevada and Virginia, which was partially offset by declines in revenue in Illinois and Pennsylvania driven by market price compression. Additionally, gross profit and gross profit margin for the prior year were negatively impacted by the sell through of inventory acquired in the acquisitions of Nature’s Remedy, which was acquired in September 2021, and Apothecarium, which had a fair value step up.
Operating Expenses
Operating expenses were $32,452 compared to $37,308, a decrease of $4,856, or 13%. The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$16,804	$17,336	$(532)	(3)%
Share-based compensation expense	2,311	6,964	(4,653)	(67)%
Rent and related expenses	2,893	3,089	(196)	(6)%
Depreciation and amortization expense	2,663	2,256	407	18%
Professional fees and legal expenses	2,325	2,706	(381)	14%
Other expenses (1)	5,456	4,957	499	10%
Total operating expenses	$32,452	$37,308	$(4,856)	(13)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fee, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we work to right size the organization. Share-based compensation expense decreased primarily due to lower stock options granted to new employees and management. Depreciation and amortization expense increased primarily related to property, plant and equipment (“PP&E”) and amortizable intangible assets that were acquired with the 2022 acquisition of NuLeaf and Apothecarium.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $8,520 compared to $10,116, a decrease of $1,596, or 16%. The decrease is due primarily to lower debt discount amortization driven by the redemption of the 10% senior notes (“Senior Notes”) in December 2022, partially offset by higher overall debt balance due in part to funding of our recent acquisitions as well as higher finance lease obligations.
Fair Value Gains on Derivatives
Fair value gains on derivatives were $8,030 compared to $14,309. Fair value gains on derivatives include the fair value changes relating to the derivative warrants liability. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $709 compared to an expense of $703, a change of approximately $1,412. The change from an expense to an income was due primarily to (i) the recording of additional indemnification asset of $614 in the first quarter of 2023 related to acquisitions made in prior years, and (ii) $405 of non-operating expenses recorded during first quarter of 2022.
Income Tax Expense
Total income tax expense was $10,148 compared to $5,051, an increase of $5,097, or 101%. The increase in income tax expense is primarily due to increased gross profit as well as the recording of additional uncertain tax positions and higher interest and penalties in 2023.
Non-GAAP Measures and Reconciliation
In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. We use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are EBITDA and Adjusted EBITDA (each as defined below). We believe that these non-GAAP financial measures reflect our ongoing business by excluding the effects of expenses that are not reflective of our operating business performance and allow for meaningful comparisons and analysis of trends in our business. These non-GAAP financial measures also facilitate comparing financial results across accounting periods and to those of peer companies. As there are no standardized methods of calculating these non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similar measures used by others, thus limiting their usefulness. Accordingly, these non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense and other one-time charges; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; (vii) loss on debt extinguishment; and (viii) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
NET LOSS (1)	$(12,440)	$(19,757)
Income tax expense	10,148	5,051
Interest expense, net	8,520	10,116
Depreciation and amortization (2)	7,335	3,248
EBITDA (Non-GAAP)	$13,563	$(1,342)
Non-cash share-based compensation	2,311	6,964
Inventory-related adjustments (3)	251	3,742
Fair value changes in derivatives	(8,030)	(14,309)
Other (income) expense, net (4)	(511)	575
Start-up costs (5)	—	2,715
Transaction costs (6)	19	780
Adjusted EBITDA (Non-GAAP)	$7,603	$(875)

(1)	Net loss includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(4)	Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; and (iii) severance costs.
(5)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(6)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $19,424 as of March 31, 2023.
The major components of our statements of cash flows for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net cash flows used in operating activities	$(3,572)	$(13,825)	$10,253	74%
Net cash flows used in investing activities	(4,542)	(23,631)	19,089	81%
Net cash flows provided by financing activities	331	18,219	(17,888)	(98)%
Effect of currency translation on cash	61	(9)	70	NM
Net change in cash and cash equivalents and restricted cash	$(7,722)	$(19,246)	$11,524	(60)%
Operating activities. Cash used in operations was $3,572, as compared to $13,825. The decrease in cash used in operations was due to a decrease in net loss of $7,317 and an increase in non-cash items of $3,769, partially offset by decrease in operating assets and liabilities of $833.
Investing activities. Net cash used in investing activities was $4,542 compared to $23,631. The current year includes $4,542 for the purchases of property, plant and equipment for use in our operations. The prior year includes $17,039 for the purchases of property, plant and equipment for use in our operations, and $6,592 paid for the acquisition of Apothecarium, net of cash acquired.
Financing activities. Net cash provided by financing activities was $331 compared to $18,219. The current year includes $1,900 in proceeds from other debt, partially offset by: (i) $844 in net finance lease obligation payments, (ii) $668 in other financing activities and (iii) $57 in payments of other debt. The prior year includes (i) $13,680 proceeds from private placement equity offerings in January and February 2022, (ii) $3,265 in proceeds from other debt, (iii) $1,121 in net receipts on finance lease and (iv) $541 in proceeds from the exercise of warrants and stock options, partially offset by (i) $258 in principal redemption repayments of the Senior Notes and (ii) $130 in payments of other debt.
Liquidity
As reflected in our 2022 Form 10-K, we have incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, our current liabilities exceeded its current assets by $37,577. Furthermore, we incurred additional loss from operations of $2,511 and used cash of $3,572 for operating activities for the three months ended March 31, 2023, and as of that date, our current liabilities exceeded our current assets by $50,201. Since inception, we have focused on building a diverse portfolio of assets in attractive markets to vertically integrate our business. As such, we incurred losses as we continue to expand. We have put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, we began to commercialize production from our recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at our retail and grower-processing facilities.
As a result of the above, substantial doubt exists about our ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. We intend to fund our operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.
The quarterly financial statements contained herein have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2023, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. For our contractual obligations, refer to Note 7 - Debt, Note 8 - Leases and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2022 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due to the existence of the material weaknesses in our internal control over financial reporting as described below.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed deficiencies as follows:
•Insufficient accounting resources, inadequate level of precision in the performance of review and monitoring controls, including management review controls, or ineffective communication, as it relates to: financial reporting, accounting, due to the restatement of the statement of cash flows; accounting and valuation for complex financial instruments (debt and equity), earnings per share, cash and financial close process relating to cash reconciliation, inventory, property plant and equipment (“PPE”), accruals, leases, revenue, impairment and business combinations.
•Insufficient information technology general controls, as it relates to: lack of user access controls, change management, passwords, access controls reviews, backup and cybersecurity losses and vulnerabilities.
•Internal controls over financial reporting, and accounting for PPE and related accounts payable and accruals due to insufficient accounting resources and inadequate level of precision in the performance of review controls. Specifically, the material weakness related to accounting for PPE, leases and related accounts payable and accruals is associated with insufficient cut-off procedures to ensure all posted and/or unposted invoices are captured in the period the services were rendered.
•Additionally, management determined that the Company also have material weaknesses in its accounts payable process relating to vendor setup and maintenance resulting from the Company’s finding of phishing attacks during 2022.

•Lack of projected financial covenant calculations and related impact on financial statement presentation.
We have concluded that each of these deficiencies constitutes a material weakness in our internal control over financial reporting.
Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. During the quarter ended March 31, 2023 and year ended December 31, 2022, the Company took the following steps to improve its internal control over financial reporting:
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Claims and Litigation in Note 16 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors”, which are included in the 2022 Form 10-K, and was also filed on SEDAR. The risks described therein are not the only ones we face. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.
Item 6. Exhibits

10.1*#	Amendment No. 1 to Employment Agreement, dated as of March 14, 2023, by and between the Company, JGMT, LLC and James Cacioppo.
10.2*#	Employment Agreement, dated as of January 7, 2023, by and between the Company and Michelle Mosier
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Incorporated by reference to our Form 10-K filed April 18, 2023
#	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: May 15, 2023	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)