Form 10-Q
period 2023-06-30
Jushi Holdings Inc.
filed 2023-08-11
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023
or
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

As of August 7, 2023, the registrant had 196,631,598 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “report”) may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this report that address activities, events or developments that Jushi expects or anticipates will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy, competitive strengths, goals, expansion and growth of Jushi’s business, operations and plans, including new revenue streams, the integration and benefits of recently acquired businesses or assets, roll out of new operations, the implementation by Jushi of certain product lines, implementation of certain research and development, the application for additional licenses and the grant of licenses that will be or have been applied for, the expansion or construction of certain facilities, the reduction in the number of our employees, the expansion into additional U.S. and international markets, any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which Jushi operates; expectations for other economic, business, regulatory and/or competitive factors related to Jushi or the cannabis industry generally; and other events or conditions that may occur in the future.
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of Jushi at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of Jushi, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to pandemics and forces of nature; risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of Jushi; Jushi’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of Jushi; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to Jushi; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s recent debt financing and other financing activities including increased leverage and issuing additional equity securities; risks relating to the management of growth; costs associated with Jushi being a publicly-traded company and a U.S. and Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcing judgments and effecting service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; risks relating to the expansion and optimization of the grower-processor in Pennsylvania, the vertically integrated facilities in Virginia and Massachusetts and the facility in Nevada; risks related to opening new facilities, which is subject to licensing approval; limited research and data relating to cannabis; risks related to challenges from governmental authorities of positions the Company has taken with respect to tax credits; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in Jushi’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 18, 2023 for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,784	$26,196
Restricted cash - current	3,128	—
Accounts receivable, net	5,323	4,809
Inventory, net	40,780	35,089
Prepaid expenses and other current assets	14,274	3,957
Total current assets	90,289	70,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	169,825	177,755
Right-of-use assets - finance leases	65,245	114,021
Other intangible assets, net	98,471	100,082
Goodwill	38,239	38,239
Other assets	37,271	28,243
Restricted cash - non-current	2,150	950
Total non-current assets	411,201	459,290
Total assets	$501,490	$529,341

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,608	$21,313
Accrued expenses and other current liabilities	49,857	46,329
Income tax payable	32,575	19,921
Debt, net - current portion (including related party principal amounts of $3,254 and $3,189 as of June 30, 2023 and December 31, 2022, respectively)	14,791	8,704
Finance lease obligations - current	8,786	11,361
Total current liabilities	127,617	107,628
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $18,526 and $17,491 as of June 30, 2023 and December 31, 2022, respectively)	198,641	180,558
Finance lease obligations - non-current	52,699	102,375
Derivative liabilities	3,107	14,134
Income tax liabilities - non-current	60,492	57,200
Other liabilities - non-current	31,454	21,555
Total non-current liabilities	346,393	375,822
Total liabilities	474,010	483,450
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,633,371 and 196,686,372 Subordinate Voting Shares as of June 30, 2023 and December 31, 2022, respectively.	—	—
Paid-in capital	500,085	492,020
Accumulated deficit	(471,218)	(444,742)
Total Jushi shareholders' equity	28,867	47,278
Non-controlling interests	(1,387)	(1,387)
Total equity	27,480	45,891
Total liabilities and equity	$501,490	$529,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE, NET	$66,425	$72,757	$136,298	$134,645
COST OF GOODS SOLD	(35,871)	(46,089)	(75,803)	(88,865)
GROSS PROFIT	30,554	26,668	60,495	45,780

OPERATING EXPENSES	27,154	38,745	59,606	76,458

INCOME (LOSS) FROM OPERATIONS	3,400	(12,077)	889	(30,678)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,790)	(10,947)	(18,310)	(21,063)
Fair value gains on derivatives	1,090	42,572	9,120	56,881
Other, net	(190)	228	519	(70)
Total other income (expense), net	(8,890)	31,853	(8,671)	35,748

INCOME (LOSS) BEFORE INCOME TAX	(5,490)	19,776	(7,782)	5,070
Income tax expense	(8,546)	(7,710)	(18,694)	(12,761)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(14,036)	12,066	(26,476)	(7,691)
Less: net loss attributable to non-controlling interests	—	—	—	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(14,036)	$12,066	$(26,476)	$(7,691)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.07)	$0.06	$(0.14)	$(0.04)
Weighted average shares outstanding - basic	194,756,391	190,870,572	194,405,562	187,147,856
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.07)	$(0.15)	$(0.14)	$(0.31)
Weighted average shares outstanding - diluted	194,756,391	205,697,153	194,405,562	208,038,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands of U.S. dollars, except share amounts)

	Six Months Ended June 30, 2023
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(53,001)	—	—	—	—	—
Share-based compensation (including related parties)	—	2,311	—	2,311	—	2,311
Net loss	—	—	(12,440)	(12,440)	—	(12,440)
Balances - March 31, 2023	196,633,371	494,331	(457,182)	37,149	(1,387)	35,762
Modification and reclassification of warrants	—	3,391	—	3,391	—	3,391
Share-based compensation (including related parties)	—	2,363	—	2,363	—	2,363
Net loss	—	—	(14,036)	(14,036)	—	(14,036)
Balances - June 30, 2023	196,633,371	$500,085	$(471,218)	$28,867	$(1,387)	$27,480

	Six Months Ended June 30, 2022
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2022	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	527,704	1,594	—	1,594	—	1,594
Shares issued for restricted stock grants	5,952	—	—	—	—	—
Shares issued upon exercise of warrants	2,676,303	9,693	—	9,693	—	9,693
Shares issued upon exercise of stock options	93,915	—	—	—	—	—
Share-based compensation (including related parties)	—	6,964	—	6,964	—	6,964
Net loss	—	—	(19,757)	(19,757)	—	(19,757)
Balances - March 31, 2022	189,728,625	456,719	(262,175)	194,544	(1,387)	193,157
Shares issued for NuLeaf acquisition	4,662,384	13,573	—	13,573	—	13,573
Shares issued for services received	101,082	294	—	294	—	294
Shares issued upon exercise of warrants	167,560	322	—	322	—	322
Shares issued upon exercise of stock options	1,294	—	—	—	—	—
Shares canceled upon forfeiture of non-vested restricted stock	(7,813)	—	—	—	—	—
Share-based compensation	—	4,684	—	4,684	—	4,684
Net income	—	—	12,066	12,066	—	12,066
Balances - June 30, 2022	194,653,132	$475,592	$(250,109)	$225,483	$(1,387)	$224,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,476)	$(7,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,964	7,603
Share-based compensation	4,674	11,648
Fair value changes in derivatives	(9,120)	(56,881)
Non-cash interest expense, including amortization of debt issuance costs	2,913	10,402
Deferred income taxes and uncertain tax positions	2,897	(2,133)
Other non-cash items, net	3,386	(60)
Changes in operating assets and liabilities:
Accounts receivable	(764)	442
Inventory	(9,311)	7,533
Prepaid expenses and other current and non-current assets	(123)	(167)
Accounts payable, accrued expenses and other current liabilities	7,675	3,593
Net cash flows used in operating activities	(10,285)	(25,711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(20,824)
Payments for property, plant and equipment	(6,144)	(40,917)
Proceeds from sale of property, plant and equipment	916	—
Net cash flows used in investing activities	(5,228)	(61,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	—	13,680
Proceeds from exercise of warrants and options	—	751
Proceeds from acquisition facility	—	25,000
Redemption of senior notes (including related party redemptions of $0 and $8 for the six months ended June 30, 2023 and 2022, respectively)	—	(258)
Payments of finance leases, net of tenant allowance of $0 and $10,065 for the six months ended June 30, 2023 and 2022, respectively	(2,681)	(6,555)
Proceeds from mortgage loans	21,900	—
Payments of loan financing costs	(250)	(793)
Repayments of mortgage loans	(110)	(150)
Proceeds from other financing activities	3,295	4,353
Payments of other financing activities	(1,725)	(14)
Net cash flows provided by financing activities	20,429	36,014
Effect of currency translation on cash and cash equivalents	—	(238)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,916	(51,676)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,146	95,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$32,062	$43,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$14,787	$10,699
Cash paid for income taxes	3,145	8,542
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditure and related accruals	2,360	7,453
Right-of-use assets obtained in exchange for new finance lease liabilities	659	4,701
Issuance of second lien notes for settlement of accrued bonus	750	—
Fair value of note obligations and warrant liabilities from acquisitions and acquisitions of non-controlling interests	—	19,782
Fair value of shares issued for acquisitions and acquisitions of non-controlling interests	—	15,167
Debt and shares issued for services received	—	634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of June 30, 2023, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH”, and trades on the United States Over the Counter Stock Market (“OTCQX”) under the symbol “JUSHF”.

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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 18, 2023 (the “2022 Form 10-K”), and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on April 18, 2023. Consolidated balance sheet information as of December 31, 2022 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022.
Going Concern and Liquidity
As reflected in the 2022 Form 10-K, the Company incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $37,577. Furthermore, the Company used cash of $10,285 for operating activities for the six months ended June 30, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $37,328. Since inception, management has focused on building a diverse portfolio of assets in attractive markets to vertically integrate its business. As such, the Company has incurred losses as it expanded its operations. Management has put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, management has commercialized production from its recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at the Company’s retail and grower-processing facilities.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
As concluded in the 2022 Form 10-K, substantial doubt existed about the Company’s ability to continue as a going concern, and, as a result of the above, substantial doubt continues to exist within the next twelve months from the date these financial statements are issued. Management intends to fund the Company’s operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations, including anticipated refunds from the Internal Revenue Service (“IRS”) relating to employee retention credit claims, and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.
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

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$26,784	$26,196
Restricted cash - current (1)	3,128	—
Restricted cash - non-current (1)	2,150	950
Cash, cash equivalents and restricted cash	$32,062	$27,146
(1)As of June 30, 2023, restricted cash -current, and restricted cash - non-current, includes $3,128 and $1,200, respectively, relating to the Manassas Mortgage. Refer to Note 9 - Debt for more information.
Reclassification of Prior Year Presentation
Certain prior year amounts in the consolidated statements of cash flows have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported amounts of operating, investing and financing activities.

Recent Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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

3. INVENTORY, NET
The components of inventory, net, are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Raw materials
Cannabis plants	$4,560	$4,347
Harvested cannabis and packaging	8,847	9,052
Total raw materials	13,407	13,399
Work in process	5,399	7,845
Finished goods	21,974	13,845
Total inventory, net	$40,780	$35,089

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Employee retention credit receivable	$10,140	$—
Prepaid expenses and deposits	3,523	3,409
Other current assets	611	548
Total prepaid expenses and other current assets	$14,274	$3,957
Employee retention credit (“ERC”) receivable: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the three months ended June 30, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to ERC claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the IRS. The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet as of June 30, 2023. Furthermore, on the statement of cash flow for the six months ended June 30, 2023, both the deferred income and related receivable are shown as non-cash items, and the impact of these two nets to zero.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Buildings and building components	$91,775	$80,697
Land	14,301	14,085
Leasehold improvements	45,104	43,472
Machinery and equipment	29,595	27,615
Furniture, fixtures and office equipment (including computer)	20,441	16,126
Construction-in-process	852	20,086
Property, plant and equipment, gross	202,068	202,081
Less: Accumulated depreciation	(32,243)	(24,326)
Property, plant and equipment, net	$169,825	$177,755
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
PPE depreciation was $4,483 and $3,753 for the three months ended June 30, 2023 and 2022, respectively, and $9,295 and $6,300 for the six months ended June 30, 2023 and 2022, respectively. Interest expense capitalized to PPE totaled $222 and $1,303 for the three months ended June 30, 2023 and 2022, respectively, and $410 and $2,047 for the six months ended June 30, 2023 and 2022, respectively.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

6. ACQUISITIONS
Nature’s Remedy
In connection with the Company’s acquisition of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”), in September 2021 the Company agreed to issue up to an additional $5,000 in Company SVS to Sammartino Investments LLC (“Sammartino”) upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor (as defined in the definitive acquisition documents) opens a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts during the period beginning on the 12-month anniversary of the closing date and ending on the 30-month anniversary of the closing date (the “Milestone Period”). On each monthly anniversary of the closing date during the Milestone Period (beginning on the 13-month anniversary of the closing date), Sammartino shall accrue $278 worth of Company SVS (a “Monthly Milestone Accrual”). On the 18-month, 24-month and 30-month anniversary of the closing date (and provided a competitor has not opened a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts), Sammartino is entitled to be issued Company SVS in an amount equal to $1,667 divided by a volume weighted average reference share price. As of December 31, 2022, the aggregate contingent consideration liability was $4,793, of which $3,398 was included as a short-term contingent consideration liability and $1,395 was included in long-term contingent consideration liability.
In March 2023, the 18-month anniversary of the closing date occurred without a competitor opening a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts. Consequently, at June 30, 2023, $2,500 of Monthly Milestone Accrual was classified as other current liabilities while the remaining liability of $2,394 was included in short-term contingent consideration liability.
As discussed in greater detail in Note 18 - Commitments and Contingencies, on February 28, 2023, the Company informed Sammartino that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement between the Company, Sammartino and certain other parties thereto (as amended, the “MIPA”) and pursuant to the terms of the MIPA the Company had elected to offset these damages against (among other things) all present and future Monthly Milestone Accruals (the “Sammartino Matter”).

Purchase Price Allocations for 2022 Business Combinations
The purchase price accounting in connection with the acquisitions of “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”) and NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”) in March 2022 and April 2022, respectively, has been finalized as of March 31, 2023.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

7. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Operating lease assets (1)	$24,427	$16,244
Indemnification assets	9,011	8,198
Deposits and escrows - properties	1,665	1,637
Equity investment (2)	977	977
Net deferred tax assets	594	—
Deposits - equipment	530	484
Other	67	703
Total other non-current assets	$37,271	$28,243
(1)In June 2023, the Company performed a reassessment of its previously classified real estate finance leases, resulting in some leases being reclassified from finance to operating. Refer to Note 10 - Leases for more information.
(2)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 19 - Financial Instruments for more information relating to the fair value of this equity investment as of June 30, 2023.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Deferred income - ERC (1)	$10,140	$—
Goods received not invoiced	7,534	11,620
Operating lease obligations	4,910	2,652
Accrued employee related expenses and liabilities	4,347	6,030
Accrued capital expenditures	3,058	5,603
Contingent consideration liabilities (2)	2,394	3,398
Accrued interest	3,419	2,388
Accrued sales and excise taxes	3,490	1,931
Deferred revenue (loyalty program)	1,495	1,870
Accrued professional and management fees	898	1,481
Other accrued expenses and current liabilities	8,172	9,356
Total	$49,857	$46,329
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)Refer to Note 6 - Acquisitions for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

9. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Principal amounts:
Second Lien Notes	15%	December 2026	$74,330	$73,182
Acquisition Facility	15%	December 2024	65,000	65,000
Acquisition-related promissory notes payable	8% - 23%	August 2024 - April 2027	35,716	35,716
Mortgage loans	6% - 9%	January 2027 - April 2028	29,552	7,770
Total debt subject to scheduled repayments			204,598	181,668
Promissory notes payable to Sammartino (1)	11%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt (2)	n/a	March 2022	3,254	3,190
Total debt			229,352	206,358
Less: debt issuance costs and original issue discounts			(15,920)	(17,096)
Total debt, net			$213,432	$189,262
Debt, net - current portion			$14,791	$8,704
Debt, net - non-current portion			$198,641	$180,558
(1)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. Any repayment of principal and interest are currently on hold until the resolution of the Sammartino Matter. Refer to Note 18 - Commitments and Contingencies for more information.
(2)On February 16, 2022, Jushi Europe SA, a company organized under the laws of Switzerland (“Jushi Europe”), filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going. This debt balance will be adjusted, including the extinguishment of any outstanding debt, upon the final liquidation of Jushi Europe. Refer to Note 17 - Related Party Transactions for more information.
Second Lien Notes
In March 2023, the Company, one of its wholly subsidiaries (JGMT, LLC) and the Company’s Chief Executive Officer and Chairman of the Board of Directors (“CEO”) entered into an amendment to his existing employment agreement (the “Amendment”) pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him in the following alternative form: (i) a lump sum cash payment in the amount of $250, which was paid on March 15, 2023, (ii) $750 aggregate principal amount of 12% second lien notes (“Second Lien Notes”) due December 7, 2026, which was issued on March 15, 2023, and (iii) fully-detached warrants to purchase up to approximately $375 worth of the Company’s SVS (“Warrants”), with such Warrants to be priced and issued as soon as practicable in accordance with US and Canadian securities laws. The Warrants, when issued, will have an exercise price per subordinate voting share equal to the greater of: (a) a twenty-five percent (25%) premium to the volume-weighted average price per share of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) over the trailing ten (10) trading day period prior to the date the Warrants are issued, and (b) the fair market value of the Company’s subordinate voting shares on the Canadian Securities Exchange (converted into U.S. Dollars at an exchange rate determined by the Company in good faith) on the date the Warrants are issued. As of June 30, 2023, the fair value of the Warrants to be priced and issued was estimated to be $148, which was recorded as additional debt discount to the Second Lien Notes with a corresponding offset to Accrued expenses and other current liabilities. The current estimated fair value of the Warrants will be adjusted when the Warrants are priced and issued.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
In June 2023, the Company amended its Second Lien Notes to modify the Change of Control provisions and make other changes. The consideration paid by the Company for the amendment was a repricing of the related outstanding warrants to purchase SVS of the Company from an exercise price of $2.086 per warrant to $1.00 per warrant. In addition to the repricing of the warrants, the respective warrant agreements were amended and resulted in a change in accounting classification of the respective warrants from liability to equity. The estimated value of the consideration of $1,341 was determined based on the incremental change in the fair value of the warrants before and after repricing. The consideration was recorded as additional debt discount to the Second Lien Notes with a corresponding offset to Paid-in capital. Refer to Note 11 - Derivative Liabilities for more information.
Mortgage loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027. As of December 31, 2022, the Company had drawn down $5,000, and the remaining $1,900 was drawn down in January 2023.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of June 30, 2023 was 10.25%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage bears interest of 8.625% per annum as of June 30, 2023, payable monthly, and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%.
Financial covenants
Acquisition Facility
The Senior Secured Credit Facility (the “Acquisition Facility”) contains certain financial and other covenants with which the Company is required to comply. On May 10, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company received a waiver for this instance on May 11, 2023. As of June 30, 2023, the Company was in compliance with its financial covenants related to (i) minimum unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of June 30, 2023, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Annual Maturities
As of June 30, 2023, aggregate future scheduled repayments of the Company’s debt are as follows:

	Remainder of the year	2024	2025	2026	2027	Thereafter	Total
Second Lien Notes	$—	$—	$—	$74,330	$—	$—	$74,330
Acquisition Facility	4,875	60,125	—	—	—	—	65,000
Acquisition-related promissory notes payable	3,448	5,885	1,970	1,971	22,442	—	35,716
Mortgage loans	101	485	658	669	9,399	18,240	29,552
Total debt subject to scheduled repayments	$8,424	$66,495	$2,628	$76,970	$31,841	$18,240	$204,598
The above table excludes the contractual maturities of the Company’s (i) promissory notes payable to Sammartino and (ii) Jushi Europe debt, as the repayments of these two debts are contingent on the resolution of the Sammartino Matter and completion of the liquidation of Jushi Europe, respectively. Refer to Note 18 - Commitments and Contingencies and Note 17 - Related Party Transactions for more information. Specifically, the contractual maturities of (i) the promissory notes payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026 and (ii) Jushi Europe debt was March 2022.
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense
Interest and accretion - 10% Senior Notes	$—	$5,838	$—	$11,236
Interest and accretion - Second Lien Notes	2,584	—	4,928	—
Interest and accretion - Finance lease liabilities	2,598	3,013	4,947	5,914
Interest and accretion - Promissory notes	1,542	1,347	3,078	2,084
Interest and accretion - Acquisition Facility	2,671	1,854	4,967	3,294
Interest and accretion - Mortgage loans and other financing activities	625	221	810	620
Capitalized interest	(222)	(1,303)	(410)	(2,047)
Total interest expense	9,798	10,970	18,320	21,101
Interest income	(8)	(23)	(10)	(38)
Total interest expense, net	$9,790	$10,947	$18,310	$21,063

10. LEASES
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. In June 2023, the Company performed a reassessment of its previously classified real estate finance leases due to changing demographics and business environment. This reassessment resulted in the removal of certain option renewal periods contained in the leases as the Company is no longer reasonably certain to exercise these option renewal periods. As a result of the reassessment, the classification of some leases were changed from finance to operating. Additionally, the impact of the reassessment was an aggregate decrease in finance lease obligations and related right-of-use (“ROU”) assets of $45,768 and $42,349, respectively, and an aggregate increase in operating lease obligations and related ROU assets of $8,691 and $5,271, respectively. In connection with the change from finance to operating lease, the Company’s

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
depreciation and interest expense related to ROU assets will be lower after the change, and the rent expense will be higher. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2023 and 2043. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of lease assets	$1,469	$1,261	$3,059	$2,403
Interest on lease liabilities	2,598	3,013	4,947	5,914
Total finance lease cost	4,067	4,274	8,006	8,317
Operating lease cost	915	914	1,648	1,800
Variable lease cost	20	89	86	182
Total lease cost	$5,002	$5,277	$9,740	$10,299
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	June 30, 2023		December 31, 2022
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.07%	13.09%	11.23%	11.51%
Weighted average remaining lease term (in years)	17.0	12.7	22.7	14.1
The maturities of the contractual undiscounted lease liabilities as of June 30, 2023 are as follows:

	Finance Leases	Operating Leases
Remainder of year	$4,491	$2,427
2024	10,653	5,667
2025	10,517	5,581
2026	10,409	5,319
2027	9,950	5,161
Thereafter	158,127	43,157
Total lease payments	204,147	67,312
Less: Imputed interest	(142,662)	(36,946)
Total present value of minimum lease payments	$61,485	$30,366
Lease liabilities - current portion	$8,786	$4,910
Lease liabilities - non-current	$52,699	$25,456

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the six months ended June 30, 2023.

Total Derivative Liabilities (1)
Balance as of January 1, 2023	$14,134
Fair value changes	(9,120)
Reclassification to equity	(2,050)
Down-round changes	143
Balance as of June 30, 2023	$3,107
(1)Refer to Note 12 - Equity for the change in number of warrants during the six months ended June 30, 2023.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company, and were previously issued in connection with the Company’s Second Lien Notes and its 10% senior secured notes (the “Senior Notes”). As discussed in Note 9 - Debt, in June 2023, the Company amended the warrant agreements, previously issued with the Second Lien Notes, to decrease the warrant exercise price of $2.086 per warrant to $1.00 per warrant for 17,512,280 warrants as well as certain other sections of the warrant agreement, which resulted in a change in accounting classification of the respective warrants from liability to equity. As a result of the change in classification of the warrants, the Company recorded a decrease in derivative liability of $2,050, with a corresponding increase in paid-in capital. The aforementioned warrant repricing triggered certain down-round provisions on some of the outstanding warrants previously issued with the Senior Notes. Accordingly, the Company changed the warrant exercise price of $1.25 per warrant to $1.00 per warrant for 5,890,922 warrants, and recorded the incremental change of $143 in the fair value of such warrants before and after repricing as additional derivative liabilities with a corresponding offset to Other income (expense) since the Senior Notes were previously extinguished.
The Derivative Warrants may be net share settled. As of June 30, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date of December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026. As of December 31, 2022, there were 55,375,202 Derivative Warrants outstanding, which consisted of (i) 35,862,922 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, and (ii) 19,512,280 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of June 30, 2023 and December 31, 2022.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	June 30, 2023 (unaudited)	December 31, 2022
Stock price	$0.48	$0.76
Risk-free annual interest rate	4.24% - 5.15%	3.99% - 4.11%
Range of estimated possible exercise price	$1.00 - $2.086	$1.25 - $2.086
Weighted average volatility	84%	79%
Remaining life	1.48 years - 3.44 years	1.98 years - 3.96 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of June 30, 2023			As of December 31, 2022
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.48	$724	$(658)	$0.76	$2,529	$(2,396)
Volatility	84%	736	(706)	79%	2,070	(2,121)

12. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of June 30, 2023, the Company had 196,633,371 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants (1)	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2023	30,673,635	55,375,202	86,048,837	$1.40
Granted	300,000	—	300,000	$0.48
Cancelled/forfeited/expired	(100,000)	—	(100,000)	$1.47
Reclassification	17,512,280	(17,512,280)	—	$—
Balance as of June 30, 2023	48,385,915	37,862,922	86,248,837	$1.16
Exercisable as of June 30, 2023	45,985,915	37,862,922	83,848,837	$1.14
(1)In June 2023, 5,890,000 warrants were repriced from $1.25 to $1.00. Additionally, 17,512,280 warrants were reclassified from derivative liability warrants to non-derivative (equity) warrants and repriced from $2.086 to $1.00. Refer to Note 11 - Derivative Liabilities for additional information.
Share-based payment award plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 3,575,590 as of June 30, 2023.

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

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2023	30,752,259	$2.58
Granted	3,827,500	$0.51
Cancelled/forfeited/expired	(4,384,005)	$2.76
Issued and Outstanding as of June 30, 2023	30,195,754	$2.29
Exercisable as of June 30, 2023	17,131,076	$2.51

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Six Months Ended June 30,
	2023	2022
Weighted average stock price	$0.51	$2.78
Weighted average expected stock price volatility	76.9%	74.5%
Expected annual dividend yield	0%	0%
Weighted average expected life	6.0 years	6.2 years
Weighted average risk-free annual interest rate	3.6%	2.8%
Weighted average grant date fair value	$0.34	$1.40

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

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2023	1,156,319
Cancelled/forfeited	(53,001)
Vested and Released	(1,097,823)
Unvested restricted stock as of June 30, 2023	5,495
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award.
Share-based compensation cost

The components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,862	$3,955	$3,458	$9,799
Restricted stock	93	446	293	1,279
Warrants	408	283	923	570
Total share-based compensation expense	$2,363	$4,684	$4,674	$11,648
As of June 30, 2023, the Company had $9,480 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.7 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. EARNINGS (LOSS) PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted earnings (loss) per share attributable to Jushi shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) and comprehensive income (loss) attributable to Jushi shareholders	$(14,036)	$12,066	$(26,476)	$(7,691)
Dilutive effect of net income from derivative warrants liability	—	(42,572)	—	(56,881)
Less undistributed net income (loss) for participating securities	—	(197)	—	140
Net income (loss) and comprehensive income (loss) attributable to Jushi shareholders - diluted	$(14,036)	$(30,703)	$(26,476)	$(64,432)

Denominator:
Weighted-average shares of common stock - basic	194,756,391	190,870,572	194,405,562	187,147,856
Dilutive effect of derivative warrants	—	14,826,581	—	20,890,427
Weighted-average shares of common stock - diluted	194,756,391	205,697,153	194,405,562	208,038,283

Earnings (loss) per common share attributable to Jushi shareholders:
Basic	$(0.07)	$0.06	$(0.14)	$(0.04)
Diluted	$(0.07)	$(0.15)	$(0.14)	$(0.31)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	29,248,553	20,604,848	28,941,749	20,654,797
Warrants (derivative liabilities and equity)	86,097,189	29,448,567	86,043,865	29,420,800
Unvested restricted stock awards	376,980	1,657,307	746,843	2,631,487
Convertible promissory notes	—	910,000	—	910,000
	115,722,722	52,620,722	115,732,457	53,617,084

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

14. REVENUE
The Company has three revenue streams: (i) retail, (ii) wholesale and (iii) other. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. The Company’s other operations primarily include the Company’s hemp/cannabidiol (“CBD”) retail operations which were discontinued in 2022. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail	$59,615	$67,276	$121,926	$125,230
Wholesale	6,810	5,467	14,372	9,316
Other	—	14	—	99
Total revenue, net	$66,425	$72,757	$136,298	$134,645

15. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Salaries, wages and employee related expenses	$13,784	$18,593	$30,588	$35,930
Share-based compensation expense	2,363	4,684	4,674	11,648
Rent and related expenses	2,504	3,404	5,397	6,493
Depreciation and amortization expense	1,577	2,865	4,240	5,121
Professional fees and legal expenses	2,321	2,803	4,646	5,509
Other expenses (1)	4,605	6,396	10,061	11,757
Total operating expenses	$27,154	$38,745	$59,606	$76,458
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

16. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income tax	$(5,490)	$19,776	$(7,782)	$5,070
Income tax expense	$8,546	$7,710	$18,694	$12,761
Effective income tax rate	(155.7)%	39.0%	(240.2)%	251.7%
The Company has computed its provision for income taxes based on the actual effective rate for the six months ended June 30, 2023 and 2022 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and six months ended June 30, 2023 and 2022 are not indicative of the effective income tax rate for each respective fiscal year of 2023 and 2022. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) disallowed expenses under U.S. Internal Revenue Code of 1986, as amended (“IRC”), Section 280E, (ii) change in uncertain tax positions, (iii) fair value change of derivatives, (iv) interest and penalties accrual for tax liabilities, and (v) state income taxes.
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
The Company’s tax returns for the year 2021 and prior benefited from not applying IRC Section 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company determined that it is not more likely than not these tax positions would be sustained under examination. As a result, the Company has an uncertain tax liability of $60,491 and $57,200 as of June 30, 2023 and December 31, 2022, respectively, inclusive of interest and penalties, which is included in income tax liabilities - non-current in the consolidated balance sheets. Additionally, there are unrecognized deferred tax benefits of $3,414 and $3,412 as of June 30, 2023 and December 31, 2022, respectively. The Company does not expect the unrecognized tax benefits will materially increase or decrease within the next 12 months.
The amount of interest and penalties related to outstanding income tax liabilities recorded by the Company during the three and six months ended June 30, 2023 was $644 and $1,533, respectively. The amount of interest and penalties related to outstanding income tax liabilities recorded by the Company during the three and six months ended June 30, 2022 was not material. Additionally, the Company’s income tax payable of $32,575 and $19,921 as of June 30, 2023 and December 31, 2022, respectively, included deferral of certain 2023 and 2022 estimated income tax payments.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

17. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2023	2022	2023	2022	June 30, 2023 (unaudited)	December 31, 2022
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
10% Senior Notes - interest expense and principal amount	$—	$(8)	$—	$(17)	$—	$—
12% Second Lien Notes - interest expense and principal amount (1)	$(563)	$—	$(1,084)	$—	$(18,526)	$(17,491)
Other debt (2)	$—	$—	$—	$—	$(3,254)	$(3,189)
(1)For the periods ended June 30, 2023 and December 31, 2022, the Second Lien Notes payable and the related interest expense includes amounts related to a director as well as a significant investor.

(2)Other debt relates to Jushi Europe. On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.

18. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of June 30, 2023, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 16 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ Market matter
On March 31, 2023, MJ’s Market (“MJ’s”), Inc. filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings, Inc. and the following of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts (“collectively “Jushi”), as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (“Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. The Company vehemently denies such allegations, and is vigorously defending against the Complaint.
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
Pacific Collective matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease, and is of the position that no damages are owed to Pacific Collective.
Commitments
In addition to the contractual obligations outlined in Note 9 - Debt and Note 10 - Leases, the Company has the following commitments as of June 30, 2023 related to property and construction.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

19. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	June 30, 2023 (unaudited)	December 31, 2022
Financial assets: (1)
Equity investment	$977	$977
Total financial assets	$977	$977

Financial liabilities: (1)
Derivative liabilities (2)	$3,107	$14,134
Contingent consideration liabilities (3)	2,394	4,793
Total financial liabilities	$5,501	$18,927
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, and there were no transfers between hierarchy levels during the six months ended June 30, 2023 or year ended December 31, 2022.
(2)Refer to Note 11 - Derivative Liabilities.
(3)Refer to Note 6 - Acquisitions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at June 30, 2023 and December 31, 2022. The fair value of the Company’s debt approximates their fair values as of June 30, 2023 and December 31, 2022 as their effective interest rates are consistent with market rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and six months ended June 30, 2023 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2023 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2023 (the “2022 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods.
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the three months ended June 30, 2023, we, with guidance from a third-party specialist, determined that we were entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when we receive the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet as of June 30, 2023. The claims are pending review by the IRS and there can be no assurance that the IRS will approve all or a portion of our claim to the ERC. Failure by the IRS to approve all or a portion of our claim to the ERC would result in us not receiving funds for the portion of the

ERC claim that was denied, and would require a corresponding amount of the recorded credit to be reversed in a future period. Additionally, the IRS may audit recipients of the ERC after disbursing funds and has a right to claw back any amounts the IRS determines were incorrectly disbursed.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
REVENUE, NET	$66,425	$72,757	(9)%	$136,298	$134,645	1%
COST OF GOODS SOLD	(35,871)	(46,089)	(22)%	(75,803)	(88,865)	(15)%
GROSS PROFIT	30,554	26,668	15%	60,495	45,780	32%

OPERATING EXPENSES	27,154	38,745	(30)%	59,606	76,458	(22)%

INCOME (LOSS) FROM OPERATIONS	3,400	(12,077)	128%	889	(30,678)	103%

OTHER INCOME (EXPENSE):
Interest expense, net	(9,790)	(10,947)	(11)%	(18,310)	(21,063)	(13)%
Fair value gains on derivatives	1,090	42,572	(97)%	9,120	56,881	(84)%
Other, net	(190)	228	(183)%	519	(70)	(841)%
Total other income (expense), net	(8,890)	31,853	(128)%	(8,671)	35,748	(124)%

INCOME (LOSS) BEFORE INCOME TAX	(5,490)	19,776	(128)%	(7,782)	5,070	(253)%
Income tax expense	(8,546)	(7,710)	11%	(18,694)	(12,761)	46%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(14,036)	12,066	(216)%	(26,476)	(7,691)	244%
Less: net loss attributable to non-controlling interests	—	—	—%	—	—	—%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(14,036)	$12,066	(216)%	$(26,476)	$(7,691)	244%

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.07)	$0.06	(217)%	$(0.14)	$(0.04)	250%
Weighted average shares outstanding - basic	194,756,391	190,870,572	2%	194,405,562	187,147,856	4%
EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.07)	$(0.15)	(53)%	$(0.14)	$(0.31)	(55)%
Weighted average shares outstanding - diluted	194,756,391	205,697,153	(5)%	194,405,562	208,038,283	(7)%

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Retail	$59,615	$67,276	$(7,661)	(11)%
Wholesale	6,810	5,467	1,343	25%
Other	—	14	(14)	(100)%
Total revenue, net	$66,425	$72,757	$(6,332)	(9)%
Revenue, net, was $66,425 compared to $72,757, a decrease of $6,332 or 9%. Retail revenue decreased $7,661 primarily due to the closure of three underperforming stores, as well as declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Nevada and Pennsylvania, due to market price compression and increased competition. The decrease in retail revenue was partially offset by new dispensary openings from build outs and acquisitions. The Company ended the quarter with thirty-four operating dispensaries in seven states, as compared to thirty-three in six states at the end of June 30, 2022.
Wholesale revenue increased $1,343 primarily due to increased cultivation and processing activities at our grower processor facilities in Massachusetts and Virginia.
Gross Profit
Gross profit was $30,554 compared to $26,668, an increase of $3,886 or 15%. Gross profit margin increased to 46% compared to 37%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities in Massachusetts and Virginia, as well as sell through of our branded products which have higher margins, partially offset by market price compression and increased competition in Illinois, Nevada and Pennsylvania.
Operating Expenses
Operating expenses were $27,154 compared to $38,745, a decrease of $11,591 or 30%. The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$13,784	$18,593	$(4,809)	(26)%
Share-based compensation expense	2,363	4,684	(2,321)	(50)%
Rent and related expenses	2,504	3,404	(900)	(26)%
Depreciation and amortization expense	1,577	2,865	(1,288)	(45)%
Professional fees and legal expenses	2,321	2,803	(482)	(17)%
Other expenses (1)	4,605	6,396	(1,791)	(28)%
Total operating expenses	$27,154	$38,745	$(11,591)	(30)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we work to right size the organization, as well as due to changes to our staffing models at our retail stores. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures of unvested equity awards. The three months ended June 30, 2022 includes general and administrative expenses related to our transition to GAAP reporting and costs associated with our registration with the SEC, which is included in professional fees and legal expenses.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,790 compared to $10,947, a decrease of $1,157, or 11%. The decrease in interest expense, net is due primarily to lower amortization of debt discount driven by the redemption of the 10% senior notes (“Senior Notes”) in December 2022, partially offset by higher interest rates associated with the December 2022 modification of the Acquisition Facility, and the issuance of the 12% second lien notes (“Second Lien Notes”).
Fair Value Gains on Derivatives
Fair value gains on derivatives were $1,090 compared to $42,572. Fair value gains on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expenses of $190, compared to an income of $228, a change of $418, which was due primarily to foreign exchange translation losses on certain Second Lien Notes denominated in Canadian dollars.
Income Tax Expense
Due to our cannabis operations, we are subject to the limitation of U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which we are only allowed to deduct “costs of goods sold”. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Total income tax expense was $8,546 compared to $7,710, an increase of $836, or 11%. The increase in income tax expense is primarily due to increased gross profit, as well as the recording of additional uncertain tax positions and higher tax interest and tax penalties in 2023.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Retail	$121,926	$125,230	$(3,304)	(3)%
Wholesale	14,372	9,316	5,056	54%
Other	—	99	(99)	(100)%
Total revenue, net	$136,298	$134,645	$1,653	1%
Revenue, net, was $136,298 compared to $134,645, an increase of $1,653, or 1%. Retail revenue decreased $3,304 due primarily to the closure of three underperforming stores, as well as declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Pennsylvania due to increased competition. The decrease in retail revenue was partially offset by new dispensary openings from build outs and acquisitions. We acquired Apothecarium and

NuLeaf in Nevada during March 2022 and April 2022, respectively, and opened new Beyond Hello™ dispensaries in Ohio, Pennsylvania and Virginia in 2022.
Wholesale revenue increased $5,056 primarily due to increased cultivation and processing activities at our grower processor facilities in Massachusetts, Nevada and Virginia. The increase in Nevada is from the acquisition of NuLeaf.
Gross Profit
Gross profit was $60,495 compared to $45,780, an increase of $14,715, or 32%. Gross profit margin increased to 44% compared to 34%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities in Massachusetts, Nevada and Virginia, which was partially offset by declines in revenue in Illinois and Pennsylvania driven by market price compression. Additionally, gross profit and gross profit margin for the prior year were negatively impacted by the sell through of inventory acquired in the acquisitions of Nature’s Remedy, which was acquired in September 2021, and Apothecarium, which had a fair value step up.
Operating Expenses
Operating expenses were $59,606 compared to $76,458, a decrease of $16,852, or 22%. The following table presents information of our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$30,588	$35,930	$(5,342)	(15)%
Share-based compensation expense	4,674	11,648	(6,974)	(60)%
Rent and related expenses	5,397	6,493	(1,096)	(17)%
Depreciation and amortization expense	4,240	5,121	(881)	(17)%
Professional fees and legal expenses	4,646	5,509	(863)	(16)%
Other expenses (1)	10,061	11,757	(1,696)	(14)%
Total operating expenses	$59,606	$76,458	$(16,852)	(22)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we work to right size the organization, as well as due to the changes to our staffing models at our retail stores. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures of unvested equity awards. The six months ended June 30, 2022 includes general and administrative expenses related to our transition to GAAP reporting and costs associated with our registration with the SEC, which is included in professional fees and legal expenses.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $18,310 compared to $21,063, a decrease of $2,753, or 13%. The decrease is due primarily to lower amortization of debt discount driven by the redemption of the Senior Notes in December 2022, partially offset by higher overall debt balance due in part to funding of our recent acquisitions, as well as higher interest rates associated with the December 2022 modification of the Acquisition Facility, and the issuance of the Second Lien Notes.
Fair Value Gains on Derivatives
Fair value gains on derivatives were $9,120 compared to $56,881. Fair value gains on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $519 compared to an expense of $70, a change of $589. The change from an expense to an income was due primarily to the recording of additional indemnification asset of $814 related to acquisitions made in prior years, with an equal and offsetting amount recorded in income tax expense, partially offset by foreign exchange translation losses on certain Second Lien Notes denominated in Canadian dollars.
Income Tax Expense
Due to our cannabis operations, we are subject to the limitation of IRC Section 280E under which we are only allowed to deduct “costs of goods sold”. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Total income tax expense was $18,694 compared to $12,761, an increase of $5,933, or 46%. The increase in income tax expense is primarily due to increased gross profit, the recording of additional uncertain tax positions and higher tax interest and tax penalties in 2023.
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
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; (vii) loss on debt extinguishment; and (viii) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS) (1)	$(14,036)	$12,066	$(26,476)	$(7,691)
Income tax expense	8,546	7,710	18,694	12,761
Interest expense, net	9,790	10,947	18,310	21,063
Depreciation and amortization (2)	6,629	4,355	13,964	7,603
EBITDA (Non-GAAP)	10,929	35,078	24,492	33,736
Non-cash share-based compensation	2,363	4,684	4,674	11,648
Inventory-related adjustments (3)	—	436	251	4,178
Fair value changes in derivatives	(1,090)	(42,572)	(9,120)	(56,881)
Other (income) expense, net (4)	418	(980)	(93)	(405)
Start-up costs (5)	—	991	—	3,706
Transaction costs (6)	—	2,885	19	3,665
Adjusted EBITDA (Non-GAAP)	$12,620	$522	$20,223	$(353)

(1)	Net income (loss) includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(4)	Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; and (iii) severance costs.
(5)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(6)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $32,062 as of June 30, 2023.
The major components of our statements of cash flows for the six months ended June 30, 2023 and 2022, are as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash flows used in operating activities	$(10,285)	$(25,711)	$15,426	60%
Net cash flows used in investing activities	(5,228)	(61,741)	56,513	92%
Net cash flows provided by financing activities	20,429	36,014	(15,585)	(43)%
Effect of currency translation on cash	—	(238)	238	(100)%
Net change in cash, cash equivalents and restricted cash	$4,916	$(51,676)	$56,592	(110)%
Operating activities. Cash used in operations was $10,285, as compared to $25,711. The decrease in cash used in operations was due to an increase in cash operating results, net of non-cash adjustments to reconcile net loss, partially offset by cash used for operating assets and liabilities in 2023 as opposed to cash provided by operating assets and liabilities in the prior year.
Investing activities. Net cash used in investing activities was $5,228 compared to $61,741. The current year includes $6,144 for the payments of property, plant and equipment for use in our operations partially offset by $916 in proceeds from sale of property, plant and equipment. The prior year includes $40,917 for the payments of property, plant and equipment for use in our operations, and $20,824 paid for the acquisition of Apothecarium and NuLeaf, net of cash acquired.
Financing activities. Net cash provided by financing activities was $20,429 compared to $36,014. The current year includes (i) $21,900 in proceeds from mortgage-related debt and (ii) $3,295 in proceeds from other financing activities, partially offset by: (i) $2,681 in net finance lease obligation payments, (ii) $1,725 in payments of other financing activities, (iii) $250 in payments of loan financing costs, and (iv) $110 in payments of mortgage-related debt. The prior year includes (i) $25,000 in net proceeds from the Acquisition Facility to fund the acquisition of NuLeaf and Apothecarium, (ii) $13,680 proceeds from private placement equity offerings in January and February 2022, (iii) $4,353 in proceeds from other financing activities, and (iv) $751 in proceeds from the exercise of warrants and stock options, partially offset by (i) $6,555 in net finance lease obligation payments, (ii) $793 in payments of loan financing costs, (iii) $258 in principal redemption repayments of the Senior Notes, (iv) $150 in payments of mortgage-related debt, and (v) $14 in payments of other financing activities.
Liquidity
As reflected in our 2022 Form 10-K, we incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, our current liabilities exceeded our current assets by $37,577. Furthermore, we have used cash of $10,285 for operating activities for the six months ended June 30, 2023, and as of that date, our current liabilities exceeded our current assets by $37,328. Since inception, we have focused on building a diverse portfolio of assets in attractive markets to vertically integrate our business. As such, we incurred losses as we expanded our operations. We have put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, we have commercialized production from our recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at our retail and grower-processing facilities.

As concluded in the 2022 Form 10-K, substantial doubt existed about our ability to continue as a going concern, and, as a result of the above, substantial doubt continues to exist within the next twelve months from the date these financial statements are issued. We intend to fund our operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations, including anticipated refunds from the IRS relating to employee retention credit claims, and, as needed, future financing (equity and/or debt) as well as the potential sales of non-core assets. The ability to continue as a going concern is dependent upon profitable future operations and positive cash flows from operations as well as future financing and/or sales of assets if necessary. There is no assurance that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2023, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. For our contractual obligations, refer to Note 9 - Debt, Note 10 - Leases and Note 18 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2022 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due to the existence of the material weaknesses in our internal control over financial reporting as described below.
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
Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. During the quarter ended June 30, 2023 and year ended December 31, 2022, the Company took the following steps to improve its internal control over financial reporting:
•Performed a risk assessment of key business processes across financial reporting areas to identify and implement enhanced policies and procedures related to internal controls with a focus on the precision and performance of review controls;
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Claims and Litigation in Note 18 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors”, which are included in the 2022 Form 10-K, which was also filed on SEDAR. The risks described therein and herein are not the only ones we face. Other than set forth herein, there have been no material changes from the risk factors previously disclosed.

We may not be successful in defending our tax filing positions, which could adversely impact our financial condition and results of operations.
If our tax positions, including with respect to employee retention credit (“ERC”) claims available under the Coronavirus Aid, Relief and Economic Security (CARES) Act, were to be challenged by federal, state, local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Our management exercises significant judgment when assessing the probability of successfully sustaining our tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or we may be required to reduce the carrying amount of our net deferred tax asset or current ERC receivable, either of which could be significant to our financial condition and results of operations.
Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.
Disruptions and volatility in U.S. and global financial markets, inflation, recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations could be affected should a recession occur or rising inflation, the unemployment level or rising interest rates reach levels that influence consumer trends and spending and, consequently, impact the Company’s sales volume, pricing, cost of goods and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to increase or reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of a recession or other disruptions in the U.S. credit and financial markets and adverse U.S. and global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider trading arrangements
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

4.1**	First Amendment to Trust Indenture, dated June 22, 2023, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.2**	First Amendment to Common Stock Purchase Warrants, dated June 23, 2023, by and between Jushi Holdings Inc.and Acquiom Agency Services, LLC
10.1*	Loan Agreement, dated April 6, 2023, by and between FVCbank, Dalitso LLC, JREHVA, LLC, Jushi VA, LLC and Jushi Holdings Inc.
10.2#	Promotion Letter dated June 1, 2023 - Nichole Upshaw
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

#	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to our Form 10-K filed April 18, 2023
**	Incorporated by reference to our Form 8-K filed June 30, 2023

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: August 11, 2023	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)