Form 10-Q
period 2023-09-30
Jushi Holdings Inc.
filed 2023-11-14
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
or
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

As of November 7, 2023, the registrant had 196,631,598 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended September 30, 2023

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,011	$26,196
Restricted cash - current	3,308	—
Accounts receivable, net	6,063	4,809
Inventory, net	37,699	35,089
Prepaid expenses and other current assets	16,178	3,957
Total current assets	88,259	70,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	163,681	177,755
Right-of-use assets - finance leases	64,492	114,021
Other intangible assets, net	97,621	100,082
Goodwill	38,239	38,239
Other assets	34,231	28,243
Restricted cash - non-current	2,150	950
Total non-current assets	400,414	459,290
Total assets	$488,673	$529,341

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,359	$21,313
Accrued expenses and other current liabilities	47,407	46,329
Income tax payable	4,134	19,921
Debt, net - current portion (including related party principal amounts of $3,162 and $3,189 as of September 30, 2023 and December 31, 2022, respectively)	35,620	8,704
Finance lease obligations - current	8,740	11,361
Total current liabilities	116,260	107,628
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $18,283 and $17,491 as of September 30, 2023 and December 31, 2022, respectively)	176,471	180,558
Finance lease obligations - non-current	52,899	102,375
Derivative liabilities	10,567	14,134
Unrecognized tax benefits	98,948	57,200
Other liabilities - non-current	25,696	21,555
Total non-current liabilities	364,581	375,822
Total liabilities	480,841	483,450
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,631,598 and 196,686,372 Subordinate Voting Shares as of September 30, 2023 and December 31, 2022, respectively.	—	—
Paid-in capital	501,059	492,020
Accumulated deficit	(491,840)	(444,742)
Total Jushi shareholders' equity	9,219	47,278
Non-controlling interests	(1,387)	(1,387)
Total equity	7,832	45,891
Total liabilities and equity	$488,673	$529,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE, NET	$65,377	$72,817	$201,675	$207,462
COST OF GOODS SOLD	(36,863)	(45,075)	(112,666)	(133,940)
GROSS PROFIT	28,514	27,742	89,009	73,522

OPERATING EXPENSES
Selling, general and administrative	25,688	40,590	85,294	117,048
Indefinite-lived asset impairment	—	37,600	—	37,600
Total operating expenses	25,688	78,190	85,294	154,648

INCOME (LOSS) FROM OPERATIONS	2,826	(50,448)	3,715	(81,126)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,345)	(13,111)	(27,655)	(34,174)
Fair value (loss) gain on derivatives	(7,460)	6,352	1,660	63,233
Other, net	1,368	(291)	1,887	(361)
Total other income (expense), net	(15,437)	(7,050)	(24,108)	28,698

LOSS BEFORE INCOME TAX	(12,611)	(57,498)	(20,393)	(52,428)
Income tax (expense) benefit	(8,011)	2,802	(26,705)	(9,959)
NET LOSS AND COMPREHENSIVE LOSS	(20,622)	(54,696)	(47,098)	(62,387)
Less: net loss attributable to non-controlling interests	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(20,622)	$(54,696)	$(47,098)	$(62,387)

LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.11)	$(0.28)	$(0.24)	$(0.33)
Weighted average shares outstanding - basic	195,128,096	192,880,468	194,649,053	189,119,282
LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.11)	$(0.30)	$(0.24)	$(0.61)
Weighted average shares outstanding - diluted	195,128,096	203,169,931	194,649,053	205,695,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands of U.S. dollars, except share amounts)

	Nine Months Ended September 30, 2023
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(53,001)	—	—	—	—	—
Share-based compensation (including related parties)	—	2,311	—	2,311	—	2,311
Net loss	—	—	(12,440)	(12,440)	—	(12,440)
Balances - March 31, 2023	196,633,371	494,331	(457,182)	37,149	(1,387)	35,762
Modification and reclassification of warrants	—	3,391	—	3,391	—	3,391
Share-based compensation (including related parties)	—	2,363	—	2,363	—	2,363
Net loss	—	—	(14,036)	(14,036)	—	(14,036)
Balances - June 30, 2023	196,633,371	500,085	(471,218)	28,867	(1,387)	27,480
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(1,773)	—	—	—	—	—
Share-based compensation (including related parties)	—	1,056	—	1,056	—	1,056
Cashless exercise of options	—	(282)	—	(282)	—	(282)
Issuance of warrants	—	200	—	200	—	200
Net loss	—	—	(20,622)	(20,622)	—	(20,622)
Balances - September 30, 2023	196,631,598	$501,059	$(491,840)	$9,219	$(1,387)	$7,832

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands of U.S. dollars, except share amounts)

	Nine Months Ended September 30, 2022
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Subordinate Voting Shares
Balances - January 1, 2022	182,707,359	$424,788	$(242,418)	$182,370	$(1,387)	$180,983
Private placement offerings	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	527,704	1,594	—	1,594	—	1,594
Shares issued for restricted stock grants	5,952	—	—	—	—	—
Shares issued upon exercise of warrants	2,676,303	9,693	—	9,693	—	9,693
Shares issued upon exercise of stock options	93,915	—	—	—	—	—
Share-based compensation (including related parties)	—	6,964	—	6,964	—	6,964
Net loss	—	—	(19,757)	(19,757)	—	(19,757)
Balances - March 31, 2022	189,728,625	456,719	(262,175)	194,544	(1,387)	193,157
Shares issued for NuLeaf acquisition	4,662,384	13,573	—	13,573	—	13,573
Shares issued for services received	101,082	294	—	294	—	294
Shares issued upon exercise of warrants	167,560	322	—	322	—	322
Shares issued upon exercise of stock options	1,294	—	—	—	—	—
Shares canceled upon forfeiture of non-vested restricted stock	(7,813)	—	—	—	—	—
Share-based compensation (including related parties)	—	4,684	—	4,684	—	4,684
Net income	—	—	12,066	12,066	—	12,066
Balances - June 30, 2022	194,653,132	475,592	(250,109)	225,483	(1,387)	224,096
Shares issued for settlement of NuLeaf contingent consideration	888,880	1,529	—	1,529	—	1,529
Shares issued for service received	13,334	23	—	23	—	23
Shares issued for restricted stock grants	81,000	—	—	—	—	—
Shares issued upon exercise of warrants	332,738	564	—	564	—	564
Shares issued upon exercise of stock options	20,000	26	—	26	—	26
Shares canceled upon forfeiture of non-vested restricted stock	(219,479)	—	—	—	—	—
Collection of note receivable from employee shareholder	—	450	—	450	—	450
Share-based compensation (including related parties)	—	5,466	—	5,466	—	5,466
Net loss	—	—	(54,696)	(54,696)	—	(54,696)
Balances - September 30, 2022	195,769,605	$483,650	$(304,805)	$178,845	$(1,387)	$177,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,098)	$(62,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,780	15,663
Share-based compensation	5,730	17,114
Fair value changes in derivatives	(1,660)	(63,233)
Non-cash interest expense, including amortization of debt issuance costs	4,603	15,599
Deferred income taxes and uncertain tax positions	19,831	(13,155)
Indefinite-lived asset impairment	—	37,600
Other non-cash items, net	2,910	1,890
Changes in operating assets and liabilities:
Accounts receivable	(1,511)	(69)
Inventory	(8,080)	8,843
Prepaid expenses and other current and non-current assets	564	2,623
Accounts payable, accrued expenses and other current liabilities	(2,896)	13,313
Net cash flows used in operating activities	(7,827)	(26,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(20,892)
Payments for settlement of contingent consideration liability	—	(3,000)
Payments for property, plant and equipment	(8,385)	(49,230)
Proceeds from sale of property, plant and equipment	2,321	—
Net cash flows used in investing activities	(6,064)	(73,122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	—	13,680
Proceeds from exercise of warrants and options	—	1,248
Collection of note receivable from employee shareholder	—	450
Proceeds from acquisition facility	—	25,000
Redemption of senior notes (including related party redemptions of $0 and $8 for the nine months ended September 30, 2023 and 2022, respectively)	—	(258)
Payments on acquisition related credit facility, net	(2,438)	—
Payments of finance leases, net of tenant allowance of $0 and $10,065 for the nine months ended September 30, 2023 and 2022, respectively	(2,761)	(7,948)
Proceeds from mortgage loans	21,900	—
Payments of loan financing costs	(250)	(793)
Repayments of mortgage loans	(160)	(189)
Proceeds from other financing activities	3,295	5,233
Payments of other financing activities	(2,372)	(343)
Net cash flows provided by financing activities	17,214	36,080
Effect of currency translation on cash and cash equivalents	—	(233)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,323	(63,474)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,146	95,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,469	$32,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$22,159	$19,793
Cash paid for income taxes	3,145	11,205
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditure and related accruals	1,920	11,173
Right-of-use assets obtained in exchange for new finance lease liabilities	1,001	2,960
Issuance of second lien notes for settlement of accrued bonus	750	—
Fair value of note obligations from acquisitions and acquisitions of non-controlling interests	—	19,782
Fair value of shares issued for acquisitions and acquisitions of non-controlling interests	—	15,167
Debt and shares issued for services received	—	702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of September 30, 2023, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
Going Concern and Liquidity
As reflected in the 2022 Form 10-K, the Company incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $37,577. Furthermore, the Company used cash of $7,827 for operating activities for the nine months ended September 30, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $28,001. Such current liabilities as of September 30, 2023 include aggregate contractual maturities of $19,662 of debt that is subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months. Refer to Note 9 - Debt for more information. Since inception, management has focused on building a diverse portfolio of assets in attractive markets to vertically integrate its business. As such, the Company has incurred losses as it expanded its operations. Management has put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, management has commercialized production from its recently expanded grower-processing facilities in

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at the Company’s retail and grower-processing facilities.
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

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$25,011	$26,196
Restricted cash - current (1)	3,308	—
Restricted cash - non-current (1)	2,150	950
Cash, cash equivalents and restricted cash	$30,469	$27,146
(1)Restricted cash primarily relates to the Manassas Mortgage. Refer to Note 9 - Debt for more information.
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

3. INVENTORY, NET
The components of inventory, net, are as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Raw materials
Cannabis plants	$3,482	$4,347
Harvested cannabis and packaging	10,573	9,052
Total raw materials	14,055	13,399
Work in process	7,895	7,845
Finished goods	15,749	13,845
Total inventory, net	$37,699	$35,089

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Employee retention credit receivable	$10,140	$—
Prepaid expenses and deposits	2,631	3,409
Assets held for sale	2,496	—
Other current assets	911	548
Total prepaid expenses and other current assets	$16,178	$3,957
Employee retention credit (“ERC”) receivable: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the nine months ended September 30, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to ERC claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the IRS. The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet as of September 30, 2023.
As of September 30, 2023, the Company determined that one of its grower processor facilities located in Nevada, and land located in Massachusetts with total carrying value of $2,496, met the criteria to be classified as assets held for sale, and therefore were reclassified from Property, plant and equipment, net to Assets held for sale, which is included in Prepaid expenses and other current assets in the consolidated balance sheet. In October 2023, the Company sold the land in Massachusetts for net proceeds of $1,191. The sale of the grower processor facility is expected to be completed within one year of the balance sheet date.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Buildings and building components	$88,636	$80,697
Land	12,956	14,085
Leasehold improvements	46,858	43,472
Machinery and equipment	27,844	27,615
Furniture, fixtures and office equipment (including computer)	20,825	16,126
Construction-in-process	1,064	20,086
Property, plant and equipment, gross	198,183	202,081
Less: Accumulated depreciation	(34,502)	(24,326)
Property, plant and equipment, net	$163,681	$177,755
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $3,815 and $4,790 for the three months ended September 30, 2023 and 2022, respectively, and $13,110 and $11,090 for the nine months ended September 30, 2023 and 2022, respectively. Interest expense capitalized to PPE

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
totaled $54 and $124 for the three months ended September 30, 2023 and 2022, respectively, and $464 and $2,171 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company reclassified $2,496 from Property, plant and equipment, net to Assets held for sale. Refer to Note 4 - Prepaid Expenses and Other Current Assets for additional information.

6. ACQUISITIONS
Nature’s Remedy
In connection with the Company’s acquisition (the “Merger”) of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”), in September 2021 the Company agreed to issue up to an additional $5,000 in Company SVS to Sammartino Investments LLC (“Sammartino”) upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor (as defined in the definitive acquisition documents) opens a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts during the period beginning on the 12-month anniversary of the closing date and ending on the 30-month anniversary of the closing date (the “Milestone Period”). On each monthly anniversary of the closing date during the Milestone Period (beginning on the 13-month anniversary of the closing date), Sammartino shall accrue $278 worth of Company SVS (a “Monthly Milestone Accrual”). On the 18-month, 24-month and 30-month anniversary of the closing date (and provided a competitor has not opened a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts), Sammartino is entitled to be issued Company SVS in an amount equal to $1,667 divided by a volume weighted average reference share price. As of December 31, 2022, the aggregate contingent consideration liability was $4,793, of which $3,398 was included as a short-term contingent consideration liability and $1,395 was included in long-term contingent consideration liability.
In March 2023, the 18-month anniversary of the closing date occurred without a competitor opening a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts. Consequently, at September 30, 2023, $3,333 of Monthly Milestone Accrual was classified as other current liabilities while the remaining liability of $1,617 was included in short-term contingent consideration liability.
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

7. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Operating lease assets (1)	$18,725	$16,244
Indemnification assets	9,727	8,198
Deposits and escrows - properties	1,694	1,637
Equity investment (2)	977	977
Net deferred tax assets	2,592	—
Deposits - equipment	452	484
Other	64	703
Total other non-current assets	$34,231	$28,243
(1)During the nine months ended September 30, 2023, the Company performed a reassessment of its real estate leases. Refer to Note 10 - Leases for more information.
(2)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 19 - Financial Instruments for more information relating to the fair value of this equity investment as of September 30, 2023.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Deferred income - ERC (1)	$10,140	$—
Goods received not invoiced	5,073	11,620
Operating lease obligations	4,916	2,652
Accrued employee related expenses and liabilities	5,448	6,030
Accrued capital expenditures	1,653	5,603
Contingent consideration liabilities (2)	1,617	3,398
Accrued interest	3,788	2,388
Accrued sales and excise taxes	4,191	1,931
Deferred revenue (loyalty program)	1,417	1,870
Accrued professional and management fees	1,117	1,481
Other accrued expenses and current liabilities	8,047	9,356
Total	$47,407	$46,329
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)Refer to Note 6 - Acquisitions for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

9. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Principal amounts:
Second Lien Notes	15%	December 2026	$73,991	$73,182
Acquisition Facility	15%	December 2024	62,563	65,000
Acquisition-related promissory notes payable	8% - 23%	August 2024 - April 2027	35,716	35,716
Mortgage loans	6% - 9%	January 2027 - April 2028	29,505	7,770
Total debt subject to scheduled repayments			201,775	181,668
Promissory notes payable to Sammartino (1)	11%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt (2)	n/a	March 2022	3,162	3,190
Total debt			226,437	206,358
Less: debt issuance costs and original issue discounts			(14,346)	(17,096)
Total debt, net			$212,091	$189,262
Debt, net - current portion			$35,620	$8,704
Debt, net - non-current portion			$176,471	$180,558
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
Second Lien Notes
In March 2023, the Company, one of its wholly subsidiaries (JGMT, LLC) and the Company’s Chief Executive Officer and Chairman of the Board of Directors (“CEO”) entered into an amendment to his existing employment agreement (the “Amendment”) pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him in the following alternative form: (i) a lump sum cash payment in the amount of $250, which was paid on March 15, 2023, (ii) $750 aggregate principal amount of 12% second lien notes (“Second Lien Notes”) due December 7, 2026, which was issued on March 15, 2023, and (iii) fully-detached warrants to purchase up to approximately $375 worth of the Company’s SVS (“Warrants”), which was settled on September 1, 2023 resulting in the issuance of Warrants to purchase 551,471 SVS at an exercise price of $0.68 per share. The fair value of the Warrants that were issued was $200, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital within equity.

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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of September 30, 2023 was 10.50%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage bears interest of 8.875% per annum as of September 30, 2023, payable monthly, and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%.
Financial covenants
Acquisition Facility
The Senior Secured Credit Facility (the “Acquisition Facility”) contains certain financial and other covenants with which the Company is required to comply. On May 10, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company received a waiver for this instance on May 11, 2023. As of September 30, 2023, the Company was in compliance with its financial covenants related to (i) minimum unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of September 30, 2023, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Annual Maturities
As of September 30, 2023, aggregate future scheduled repayments of the Company’s debt are as follows:

	Remainder of the year	2024	2025	2026	2027	Thereafter	Total
Second Lien Notes	$—	$—	$—	$73,991	$—	$—	$73,991
Acquisition Facility	2,438	60,125	—	—	—	—	62,563
Acquisition-related promissory notes payable	3,448	5,885	1,970	1,971	22,442	—	35,716
Mortgage loans	54	485	658	669	9,399	18,240	29,505
Total debt subject to scheduled repayments	$5,940	$66,495	$2,628	$76,631	$31,841	$18,240	$201,775
The above table excludes the contractual maturities of the Company’s (i) promissory notes payable to Sammartino and (ii) Jushi Europe debt, as the repayments of these two debts are contingent on the resolution of the Sammartino Matter and completion of the liquidation of Jushi Europe, respectively. Refer to Note 18 - Commitments and Contingencies and Note 17 - Related Party Transactions for more information. Specifically, the contractual maturities of (i) the promissory notes payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026 and (ii) Jushi Europe debt of $3,162 was March 2022.
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense
Interest and accretion - 10% Senior Notes	$—	$6,779	$—	$18,015
Interest and accretion - Second Lien Notes	2,640	—	7,568	—
Interest and accretion - Finance lease liabilities	2,335	2,754	7,282	8,668
Interest and accretion - Promissory notes	1,547	1,709	4,625	3,794
Interest and accretion - Acquisition Facility	2,298	1,918	7,265	5,212
Interest and accretion - Mortgage loans and other financing activities	612	266	1,422	885
Capitalized interest	(54)	(124)	(464)	(2,171)
Total interest expense	9,378	13,302	27,698	34,403
Interest income	(33)	(191)	(43)	(229)
Total interest expense, net	$9,345	$13,111	$27,655	$34,174

10. LEASES
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. Due to changing demographics and business environment, the Company performed a reassessment of its previously classified real estate finance leases in June 2023 and certain real estate operating leases in September 2023. These reassessments resulted in the removal of certain option renewal periods contained in the leases as the Company is no longer reasonably certain to exercise these option renewal periods. As a result of the June 2023 reassessment, the classification of some leases were changed from finance to operating, resulting in an aggregate decrease in finance lease obligations and related right-of-use (“ROU”) assets of $45,768 and $42,349, respectively, and an aggregate net increase in

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
operating lease obligations and related ROU assets of $8,691 and $5,271, respectively. The impact of the September 2023 reassessment was an aggregate net decrease in operating lease obligations and related ROU assets of $6,084 and $6,084, respectively.

In connection with the change from finance to operating lease, the Company’s depreciation and interest expense related to ROU assets will be lower after the change and rent expense will be higher. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2024 and 2043. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of lease assets	$1,149	$1,532	$4,208	$3,935
Interest on lease liabilities	2,335	2,754	7,282	8,668
Total finance lease cost	3,484	4,286	11,490	12,603
Operating lease cost	1,764	898	3,412	2,698
Variable lease cost	33	99	119	281
Total lease cost	$5,281	$5,283	$15,021	$15,582
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	September 30, 2023		December 31, 2022
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.07%	14.84%	11.23%	11.51%
Weighted average remaining lease term (in years)	16.8	8.7	22.7	14.1
The maturities of the contractual undiscounted lease liabilities as of September 30, 2023 are as follows:

	Finance Leases	Operating Leases
Remainder of year	$1,903	$1,017
2024	10,738	5,970
2025	10,602	5,848
2026	10,494	5,315
2027	10,002	4,986
Thereafter	158,136	23,471
Total lease payments	201,875	46,607
Less: Imputed interest	(140,236)	(21,703)
Total present value of minimum lease payments	$61,639	$24,904
Lease liabilities - current portion	$8,740	$4,916
Lease liabilities - non-current	$52,899	$19,988

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the nine months ended September 30, 2023.

Total Derivative Liabilities (1)
Balance as of January 1, 2023	$14,134
Fair value changes	(1,660)
Reclassification to equity	(2,050)
Down-round changes	143
Balance as of September 30, 2023	$10,567
(1)Refer to Note 12 - Equity for the change in number of warrants during the nine months ended September 30, 2023.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were previously issued in connection with the Company’s Second Lien Notes and its 10% senior secured notes (the “Senior Notes”). As discussed in Note 9 - Debt, in June 2023, the Company amended the warrant agreements, previously issued with the Second Lien Notes, to decrease the warrant exercise price of $2.086 per warrant to $1.00 per warrant for 17,512,280 warrants as well as certain other sections of the warrant agreement, which resulted in a change in accounting classification of the respective warrants from liability to equity. As a result of the change in classification of the warrants, the Company recorded a decrease in derivative liability of $2,050, with a corresponding increase in paid-in capital. The aforementioned repricing triggered certain down-round provisions on some of the outstanding warrants previously issued with the Senior Notes. Accordingly, the Company changed the warrant exercise price of $1.25 per warrant to $1.00 per warrant for 5,890,922 warrants and recorded the incremental change of $143 in the fair value of such warrants before and after repricing as additional derivative liabilities with a corresponding offset to Other income (expense) since the Senior Notes were previously extinguished.
The Derivative Warrants may be net share settled. As of September 30, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date of December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026. As of December 31, 2022, there were 55,375,202 Derivative Warrants outstanding, which consisted of (i) 35,862,922 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, and (ii) 19,512,280 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of September 30, 2023 and December 31, 2022.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	September 30, 2023 (unaudited)	December 31, 2022
Stock price	$0.84	$0.76
Risk-free annual interest rate	4.78% - 5.36%	3.99% - 4.11%
Range of estimated possible exercise price	$1.00 - $2.086	$1.25 - $2.086
Weighted average volatility	98%	79%
Remaining life	1.23 years - 3.19 years	1.98 years - 3.96 years
Expected annual dividend yield	0%	0%
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

	As of September 30, 2023			As of December 31, 2022
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.84	$1,984	$(1,873)	$0.76	$2,529	$(2,396)
Volatility	98%	1,341	(1,371)	79%	2,070	(2,121)

12. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of September 30, 2023, the Company had 196,631,598 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants (1)	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2023	30,673,635	55,375,202	86,048,837	$1.40
Granted	851,471	—	851,471	$0.61
Cancelled/forfeited/expired	(337,500)	—	(337,500)	$1.49
Reclassification	17,512,280	(17,512,280)	—	$—
Balance as of September 30, 2023	48,699,886	37,862,922	86,562,808	$1.16
Exercisable as of September 30, 2023	46,524,886	37,862,922	84,387,808	$1.14
(1)In June 2023, 5,890,000 warrants were repriced from $1.25 to $1.00. Additionally, 17,512,280 warrants were reclassified from derivative liability warrants to non-derivative (equity) warrants and repriced from $2.086 to $1.00. Refer to Note 11 - Derivative Liabilities for additional information.
Share-based payment award plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 5,051,423 as of September 30, 2023.

Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled. The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2023	30,752,259	$2.58
Granted	4,112,000	$0.51
Cancelled/forfeited/expired	(6,490,171)	$2.60
Issued and Outstanding as of September 30, 2023	28,374,088	$2.27
Exercisable as of September 30, 2023	17,364,078	$2.49

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Nine Months Ended September 30,
	2023	2022
Weighted average stock price	$0.51	$2.02
Weighted average expected stock price volatility	76.9%	73.1%
Expected annual dividend yield	0%	0%
Weighted average expected life	6.0 years	5.8 years
Weighted average risk-free annual interest rate	3.6%	2.6%
Weighted average grant date fair value	$0.34	$1.45

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

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2023	1,156,319
Cancelled/forfeited	(54,774)
Vested and Released	(1,099,684)
Unvested restricted stock as of September 30, 2023	1,861
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award.
Share-based compensation cost

The components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$712	$4,569	$4,170	$14,369
Restricted stock	—	347	293	1,625
Warrants	344	550	1,267	1,120
Total share-based compensation expense	$1,056	$5,466	$5,730	$17,114
As of September 30, 2023, the Company had $6,268 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.9 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share attributable to Jushi shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss attributable to Jushi shareholders	$(20,622)	$(54,696)	$(47,098)	$(62,387)
Dilutive effect of net income from derivative warrants liability	—	(6,396)	—	(63,277)
Less undistributed net income for participating securities	—	455	—	532
Net loss and comprehensive loss attributable to Jushi shareholders - diluted	$(20,622)	$(60,637)	$(47,098)	$(125,132)

Denominator:
Weighted-average shares of common stock - basic	195,128,096	192,880,468	194,649,053	189,119,282
Dilutive effect of derivative warrants	—	10,289,463	—	16,576,308
Weighted-average shares of common stock - diluted	195,128,096	203,169,931	194,649,053	205,695,590

Loss per common share attributable to Jushi shareholders:
Basic	$(0.11)	$(0.28)	$(0.24)	$(0.33)
Diluted	$(0.11)	$(0.30)	$(0.24)	$(0.61)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on loss per share, but were excluded from consideration in the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	29,664,683	26,072,710	29,185,375	22,435,919
Warrants (derivative liabilities and equity)	86,241,092	29,405,890	86,110,330	29,442,149
Unvested restricted stock awards	4,177	1,148,935	496,567	1,785,619
Convertible promissory notes	—	910,000	—	910,000
	115,909,952	57,537,535	115,792,272	54,573,687

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
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail	$58,535	$67,038	$180,461	$192,268
Wholesale	6,842	5,769	21,214	15,085
Other	—	10	—	109
Total revenue, net	$65,377	$72,817	$201,675	$207,462

15. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries, wages and employee related expenses	$13,251	$18,985	$43,839	$54,915
Share-based compensation expense	1,056	5,466	5,730	17,114
Rent and related expenses	3,387	3,351	8,784	9,844
Depreciation and amortization expense	2,962	3,658	7,202	8,779
Professional fees and legal expenses	1,420	2,520	6,066	8,028
Other expenses (1)	3,612	6,610	13,673	18,368
Indefinite-lived asset impairment	—	37,600	—	37,600
Total operating expenses	$25,688	$78,190	$85,294	$154,648
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
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income tax	$(12,611)	$(57,498)	$(20,393)	$(52,428)
Income tax expense (benefit)	$8,011	$(2,802)	$26,705	$9,959
Effective income tax rate	63.5%	4.9%	131.0%	19.0%
The Company has computed its provision for income taxes based on the actual effective rate for the nine months ended September 30, 2023 and 2022 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and nine months ended September 30, 2023 and 2022 are not indicative of the effective income tax rate for each respective fiscal year of 2023 and 2022. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) disallowed expenses under U.S. Internal Revenue Code of 1986, as amended (“IRC”), Section 280E, (ii) change in liability for unrecognized tax benefits, (iii) fair value change of derivatives, (iv) interest and penalties accrual for tax liabilities, and (v) state income taxes.

Due to its cannabis operations, the Company is subject to the limitation of IRC Section 280E (“280E”) under which the Company is only allowed to deduct "costs of goods sold". This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. However, since the Company’s new tax position on 280E may be challenged by the IRS, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of September 30, 2023, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the new tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statements of operations and comprehensive income (loss).
The Company’s tax returns for the year 2021 and prior benefited from not applying 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company determined that it is not more likely than not these tax positions would be sustained under examination.
As a result of the above, the Company has a liability for unrecognized tax benefits of $98,948 and $57,200 as of September 30, 2023 and December 31, 2022, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $3,442 and $3,412 as of September 30, 2023 and December 31, 2022, respectively. The Company does not expect the unrecognized tax benefits will materially increase or decrease within the next 12 months.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

17. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	2023	2022	2023	2022	September 30, 2023 (unaudited)	December 31, 2022
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
10% Senior Notes - interest expense and principal amount	$—	$(9)	$—	$(26)	$—	$—
12% Second Lien Notes - interest expense and principal amount (1)	$(538)	$—	$(1,622)	$—	$(18,283)	$(17,491)
Other debt (2)	$—	$—	$—	$—	$(3,162)	$(3,189)
(1)For the periods ended September 30, 2023 and December 31, 2022, the Second Lien Notes payable and the related interest expense includes amounts related to a director as well as a significant investor.

(2)Other debt relates to Jushi Europe. On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.

18. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of September 30, 2023, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 16 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ Market matter
On March 31, 2023, MJ’s Market, Inc. (“MJ’s”) filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings Inc. and certain of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts (collectively “Jushi”), as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (“Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. The Company disputes such allegations, believes it has substantial defenses and is vigorously defending against the Complaint.
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
Pacific Collective matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease, and is of the position that no damages are owed to Pacific Collective.
Commitments
In addition to the contractual obligations outlined in Note 9 - Debt and Note 10 - Leases, the Company has the following commitments as of September 30, 2023 related to property and construction.
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
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	September 30, 2023 (unaudited)	December 31, 2022
Financial assets: (1)
Equity investment	$977	$977
Total financial assets	$977	$977

Financial liabilities: (1)
Derivative liabilities (2)	$10,567	$14,134
Contingent consideration liabilities (3)	1,617	4,793
Total financial liabilities	$12,184	$18,927
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, and there were no transfers between hierarchy levels during the nine months ended September 30, 2023 or year ended December 31, 2022.
(2)Refer to Note 11 - Derivative Liabilities.
(3)Refer to Note 6 - Acquisitions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at September 30, 2023 and December 31, 2022. The fair value of the Company’s debt approximates their fair values as of September 30, 2023 and December 31, 2022 as their effective interest rates are consistent with market rates.

20. SUBSEQUENT EVENTS

Amendment to Acquisition Facility

On November 10, 2023, the Company amended certain provisions of the Acquisition Facility with Roxbury, LP (the “Acquisition Facility Amendments”). The Acquisition Facility Amendments (i) reduced the minimum cash balance maintenance requirements in the Acquisition Facility from a fixed dollar amount to 10% of the outstanding term loans amount, which will have the effect of decreasing such minimum cash balance requirement as additional scheduled amortization repayments are made on such term loans, and (ii) made certain technical and conforming changes to account for the Company’s Loan Agreement with FVCBank with respect to its Manassas, VA facility. Having completed most of the improvements to the Company’s Manassas, VA facility, the Acquisition Facility Amendments also set forth certain limits on the Company’s use of balance sheet cash to fund future improvements to the Manassas, VA facility.
The foregoing description of the Acquisition Facility Amendments do not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the amendments to the Acquisition Facility, a copy of which is filed as Exhibit 4.1 to this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and nine months ended September 30, 2023 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2023 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2023 (the “2022 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the nine months ended September 30, 2023, we, with guidance from a third-party specialist, determined that we were entitled to employee retention credit (“ERC”) claims of $10.1 million for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when we receive the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet as of September 30, 2023. The claims are pending review by the IRS, which in September 2023 instituted a moratorium on new claims until the end of 2023 and publicly announced an enhanced compliance review of existing claims, such as the Company’s, submitted before the moratorium, and there can be no assurance that the IRS will approve all or a portion of our claim to the ERC. Failure by the IRS to approve all or a portion of our claim to the ERC would result in us not receiving funds for the portion of the ERC claim that was denied, and would require a corresponding amount of the recorded $10.1 million credit to be reversed in a future period. Additionally, the IRS may audit recipients of the ERC after disbursing funds and has a right to clawback any amounts the IRS determines were incorrectly disbursed.
Recent Developments
On November 10, 2023, the Company amended certain provisions of the Acquisition Facility with Roxbury, LP (the “Acquisition Facility Amendments”). The Acquisition Facility Amendments (i) reduced the minimum cash balance maintenance requirements in the Acquisition Facility from a fixed dollar amount to 10% of the outstanding term loans amount, which will have the effect of decreasing such minimum cash balance requirement as additional scheduled amortization repayments are made on such term loans, and (ii) made certain technical and conforming changes to account for the Company’s Loan Agreement with FVCBank with respect to its Manassas, VA facility. Having completed most of the improvements to the Company’s Manassas, VA facility, the Acquisition Facility Amendments also set forth certain limits on the Company’s use of balance sheet cash to fund future improvements to the Manassas, VA facility.

The foregoing description of the Acquisition Facility Amendments do not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the amendments to the Acquisition Facility, a copy of which is filed as Exhibit 4.1 to this report.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
REVENUE, NET	$65,377	$72,817	(10)%	$201,675	$207,462	(3)%
COST OF GOODS SOLD	(36,863)	(45,075)	(18)%	(112,666)	(133,940)	(16)%
GROSS PROFIT	28,514	27,742	3%	89,009	73,522	21%

OPERATING EXPENSES
Selling, general and administrative	25,688	40,590	(37)%	85,294	117,048	(27)%
Indefinite-lived asset impairment	—	37,600	NM	—	37,600	NM
Total operating expenses	25,688	78,190	(67)%	85,294	154,648	(45)%

INCOME (LOSS) FROM OPERATIONS	2,826	(50,448)	106%	3,715	(81,126)	105%

OTHER INCOME (EXPENSE):
Interest expense, net	(9,345)	(13,111)	(29)%	(27,655)	(34,174)	(19)%
Fair value (loss) gain on derivatives	(7,460)	6,352	(217)%	1,660	63,233	(97)%
Other, net	1,368	(291)	(570)%	1,887	(361)	(623)%
Total other income (expense), net	(15,437)	(7,050)	119%	(24,108)	28,698	(184)%

LOSS BEFORE INCOME TAX	(12,611)	(57,498)	(78)%	(20,393)	(52,428)	(61)%
Income tax (expense) benefit	(8,011)	2,802	(386)%	(26,705)	(9,959)	168%
NET LOSS AND COMPREHENSIVE LOSS	(20,622)	(54,696)	(62)%	(47,098)	(62,387)	(25)%
Less: net loss attributable to non-controlling interests	—	—	—%	—	—	—%
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(20,622)	$(54,696)	(62)%	$(47,098)	$(62,387)	(25)%

LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - BASIC	$(0.11)	$(0.28)	(61)%	$(0.24)	$(0.33)	(27)%
Weighted average shares outstanding - basic	195,128,096	192,880,468	1%	194,649,053	189,119,282	3%
LOSS PER SHARE ATTRIBUTABLE TO JUSHI SHAREHOLDERS - DILUTED	$(0.11)	$(0.30)	(63)%	$(0.24)	$(0.61)	(61)%
Weighted average shares outstanding - diluted	195,128,096	203,169,931	(4)%	194,649,053	205,695,590	(5)%

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Retail	$58,535	$67,038	$(8,503)	(13)%
Wholesale	6,842	5,769	1,073	19%
Other	—	10	(10)	(100)%
Total revenue, net	$65,377	$72,817	$(7,440)	(10)%
Revenue, net, was $65,377 compared to $72,817, a decrease of $7,440 or 10%. Retail revenue decreased $8,503 primarily due to the closure of three underperforming stores, as well as declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Nevada and Pennsylvania, due to market price compression and increased competition. The decrease in retail revenue was partially offset by new dispensary openings from build outs and prior acquisitions. The Company ended the quarter with thirty-four operating dispensaries in seven states, as compared to thirty-five in six states at the end of September 30, 2022.
Wholesale revenue increased $1,073 primarily due to continued advancements at our cultivation and processing facilities that has enabled us to diversify our product offerings, as well as increase our competitiveness on quality, cost and distribution.
Gross Profit
Gross profit was $28,514 compared to $27,742, an increase of $772 or 3%. Gross profit margin increased to 44% compared to 38%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities in Massachusetts, Pennsylvania and Virginia, as well as increased sell through of our branded products which have higher margins, partially offset by market price compression and increased competition in Illinois, Nevada and Pennsylvania.
Operating Expenses
Operating expenses were $25,688 compared to $78,190, a decrease of $52,502 or 67%. The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$13,251	$18,985	$(5,734)	(30)%
Share-based compensation expense	1,056	5,466	(4,410)	(81)%
Rent and related expenses	3,387	3,351	36	1%
Depreciation and amortization expense	2,962	3,658	(696)	(19)%
Professional fees and legal expenses	1,420	2,520	(1,100)	(44)%
Other expenses (1)	3,612	6,610	(2,998)	(45)%
Indefinite-lived asst impairment	—	37,600	(37,600)	NM
Total operating expenses	$25,688	$78,190	$(52,502)	(67)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we work to right size the organization, as well as due to changes to our staffing models at our retail stores. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures of unvested equity awards. The three months ended September 30, 2022 includes general and administrative expenses related to our transition to GAAP reporting and costs associated with our registration with the SEC, which is included in professional fees and legal expenses, as well as non-cash impairment charge related to the business licenses associated with our Massachusetts operations.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,345 compared to $13,111, a decrease of $3,766, or 29%. The decrease in interest expense, net is due primarily to lower amortization of debt discount driven by the redemption of the 10% senior notes (“Senior Notes”) in December 2022, partially offset by higher interest rates associated with the December 2022 modification of the Acquisition Facility, and the issuance of the 12% second lien notes (“Second Lien Notes”).
Fair Value (loss) gain on Derivatives
Fair value loss on derivatives was $7,460, compared to a gain of $6,352. Fair value (loss) gain on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was income of $1,368, compared to expense of $291, a change of $1,659. The change from expense to income was due primarily to the recording of additional indemnification asset of $716 related to acquisitions made in prior years, with an equal and offsetting amount recorded in income tax expense, $443 of foreign exchange translation gain due primarily to certain Second Lien Notes denominated in Canadian dollars, and other miscellaneous income.
Income Tax Benefit (Expense)
Total income tax expense was $8,011 compared to a benefit of $2,802. The change is primarily due to increased gross profit and higher tax interest and tax penalties in 2023, whereas there was a benefit in 2022 due to a business license impairment charge associated with our Massachusetts operations.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Retail	$180,461	$192,268	$(11,807)	(6)%
Wholesale	21,214	15,085	6,129	41%
Other	—	109	(109)	(100)%
Total revenue, net	$201,675	$207,462	$(5,787)	(3)%
Revenue, net, was $201,675 compared to $207,462, a decrease of $5,787, or 3%. Retail revenue decreased $11,807 due primarily to the closure of three underperforming stores, as well as declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Pennsylvania due to increased competition. The decrease in retail revenue was partially offset by new dispensary openings from build outs. We opened new Beyond Hello™ dispensaries in Pennsylvania and Virginia in 2022, and in Ohio in 2023.
Wholesale revenue increased $6,129 primarily due to continued advancements at our cultivation and processing facilities that has enabled us to diversify our product offerings, as well as increase our competitiveness on quality, cost and distribution.
Gross Profit
Gross profit was $89,009 compared to $73,522, an increase of $15,487, or 21%. Gross profit margin increased to 44% compared to 35%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities in Massachusetts, Nevada and Virginia, which was partially offset by declines in revenue in Illinois and Pennsylvania driven by market price compression. Additionally, gross profit and gross profit margin for the prior year were negatively impacted by the sell through of inventory acquired in the acquisitions of Nature’s Remedy, which was acquired in September 2021, and Apothecarium, which had a fair value step up.
Operating Expenses
Operating expenses were $85,294 compared to $154,648, a decrease of $69,354, or 45%. The following table presents information of our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$43,839	$54,915	$(11,076)	(20)%
Share-based compensation expense	5,730	17,114	(11,384)	(67)%
Rent and related expenses	8,784	9,844	(1,060)	(11)%
Depreciation and amortization expense	7,202	8,779	(1,577)	(18)%
Professional fees and legal expenses	6,066	8,028	(1,962)	(24)%
Other expenses (1)	13,673	18,368	(4,695)	(26)%
Indefinite-lived asset impairment	—	37,600	(37,600)	NM
Total operating expenses	$85,294	$154,648	$(69,354)	(45)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we work to right size the organization, as well as due to the changes to our staffing models at our retail stores. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures of unvested equity awards. The nine months ended September 30, 2022 includes general and administrative expenses related to our transition to GAAP reporting and costs associated with our registration with the SEC, which is included in professional fees and legal expenses, as well as non-cash impairment charge related to the business licenses associated with our Massachusetts operations.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $27,655 compared to $34,174, a decrease of $6,519, or 19%. The decrease is due primarily to lower amortization of debt discount driven by the redemption of the Senior Notes in December 2022, partially offset by higher overall debt balance due in part to funding of the acquisitions we made in 2022, as well as higher interest rates associated with the December 2022 modification of the Acquisition Facility, and the issuance of the Second Lien Notes.

Fair Value (loss) gain on Derivatives
Fair value gain on derivatives was $1,660 compared to $63,233. Fair value (loss) gain on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was income of $1,887 compared to expense of $361, a change of $2,248. The change from expense to income was due primarily to the recording of additional indemnification asset of $1,530 related to acquisitions made in prior years, with an equal and offsetting amount recorded in income tax expense, and other miscellaneous income.
Income Tax Expense
Total income tax expense was $26,705 compared to $9,959. The change in income tax expense is primarily due to increased gross profit, higher tax interest and tax penalties in 2023, whereas 2022 was primarily due to a business license impairment charge associated with our Massachusetts operations.
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

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS (1)	$(20,622)	$(54,696)	$(47,098)	$(62,387)
Income tax expense (benefit)	8,011	(2,802)	26,705	9,959
Interest expense, net	9,345	13,111	27,655	34,174
Depreciation and amortization (2)	5,816	6,618	19,780	15,663
EBITDA (Non-GAAP)	2,550	(37,769)	27,042	(2,591)
Non-cash share-based compensation	1,056	5,466	5,730	17,114
Inventory-related adjustments (3)	—	(1,197)	251	2,282
Fair value changes in derivatives	7,460	(6,352)	(1,660)	(63,233)
Indefinite-lived asset impairment	—	37,600	—	37,600
Other (income) expense, net (4)	(1,356)	1,575	(1,449)	1,170
Start-up costs (5)	—	118	—	3,824
Transaction costs (6)	—	1,212	19	4,877
Adjusted EBITDA (Non-GAAP)	$9,710	$653	$29,933	$1,043

(1)	Net loss includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)
Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relates to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.

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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $30,469 as of September 30, 2023.
The major components of our statements of cash flows for the nine months ended September 30, 2023 and 2022, are as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash flows used in operating activities	$(7,827)	$(26,199)	$18,372	70%
Net cash flows used in investing activities	(6,064)	(73,122)	67,058	92%
Net cash flows provided by financing activities	17,214	36,080	(18,866)	(52)%
Effect of currency translation on cash	—	(233)	233	100%
Net change in cash, cash equivalents and restricted cash	$3,323	$(63,474)	$66,797	105%
Operating activities. Cash used in operations was $7,827, as compared to $26,199. The decrease in cash used in operations was due to a reduction in the net loss, net of non-cash adjustments, partially offset by cash used for operating assets and liabilities in 2023 as opposed to cash provided by operating assets and liabilities in the prior year.
Investing activities. Net cash used in investing activities was $6,064 compared to $73,122. The current year includes $8,385 for the payments of property, plant and equipment for use in our operations partially offset by $2,321 in proceeds from sale of property, plant and equipment. The prior year includes $49,230 for the payments of property, plant and equipment for use in our operations, $20,892 paid for the acquisition of Apothecarium and NuLeaf, net of cash acquired, and $3,000 payment of contingent consideration liability for NuLeaf.
Financing activities. Net cash provided by financing activities was $17,214 compared to $36,080. The current year includes (i) $21,900 in proceeds from mortgage-related debt and (ii) $3,295 in proceeds from other financing activities, partially offset by: (i) $2,761 in net finance lease obligation payments, (ii) $2,438 payments related to the Acquisition Facility debt, (iii) $2,372 in payments of other financing activities, (iv) $250 in payments of loan financing costs, and (v) $160 in payments of mortgage-related debt. The prior year includes (i) $25,000 in proceeds from the Acquisition Facility to fund the acquisition of NuLeaf and Apothecarium, (ii) $13,680 proceeds from private placement equity offerings in January and February 2022, (iii) $5,233 in proceeds from other financing activities, (iv) $1,248 in proceeds from the exercise of warrants and stock options, and (v) $450 in proceeds from the collection of a note receivable from an employee shareholder, partially offset by (i) $7,948 in net finance lease obligation payments, (ii) $793 in payments of loan financing costs, (iii) $258 in principal redemption repayments of the Senior Notes, (iv) $189 in payments of mortgage-related debt, and (v) $343 in payments of other financing activities.
Liquidity
As reflected in our 2022 Form 10-K, we incurred a loss from operations of $220,333, including non-cash impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, our current liabilities exceeded our current assets by $37,577. Furthermore, we have used cash of $7,827 for operating activities for the nine months ended September 30, 2023, and as of that date, our current liabilities exceeded our current assets by $28,001. Such current liabilities as of September 30, 2023 include aggregate contractual maturities of $19,662 of debt that is subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months. Refer to Note 9 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. Since inception, we have focused on building a diverse portfolio of assets in attractive markets to vertically integrate our business. As such, we incurred losses as we expanded our operations. We have put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, we have commercialized production from our recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost-savings and efficiency optimization plan which includes, among other things, reduction in labor and packaging costs as well as operating efficiencies at our retail and grower-processing facilities.
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2023, we do not have any off‐balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the financial performance or financial condition of the Company. For our contractual obligations, refer to Note 9 - Debt, Note 10 - Leases and Note 18 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2022 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to the existence of the material weaknesses in our internal control over financial reporting as described below.
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
Remediation Plan and Status of Material Weaknesses
In response to the identified material weaknesses described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls, upgrading talent and utilizing consultants in the accounting organization. During the quarter ended September 30, 2023 and year ended December 31, 2022, the Company took the following steps to improve its internal control over financial reporting:
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
While we made good progress, due to the nature of the remediation process, controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management cannot be certain that the measures it has undertaken have fully remediated the material weaknesses that it has identified at this time. Management will continue to monitor the design and effectiveness of these controls to ensure the sustainability of the remediated actions.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider trading arrangements
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Amendment to Acquisition Facility
On November 10, 2023, the Company amended certain provisions of the Acquisition Facility with Roxbury, LP (the “Acquisition Facility Amendments”). The Acquisition Facility Amendments (i) reduced the minimum cash balance maintenance requirements in the Acquisition Facility from a fixed dollar amount to 10% of the outstanding term loans amount, which will have the effect of decreasing such minimum cash balance requirement as additional scheduled amortization repayments are made on such term loans, and (ii) made certain technical and conforming changes to account for the Company’s Loan Agreement with FVCBank with respect to its Manassas, VA facility. Having completed most of the improvements to the Company’s Manassas, VA facility, the Acquisition Facility Amendments also set forth certain limits on the Company’s use of balance sheet cash to fund future improvements to the Manassas, VA facility.
The foregoing description of the Acquisition Facility Amendments do not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the amendments to the Acquisition Facility, a copy of which is filed as Exhibit 4.1 to this report.
Item 6. Exhibits

4.1	Third Amendment to Credit Agreement dated November 10, 2023, by and among Jushi Holdings Inc., the other loan parties signatory thereto and Roxbury, LP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)