Form 10-K
period 2023-12-31
Jushi Holdings Inc.
filed 2024-04-01
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 000-56468

JUSHI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	98-1547061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 3250 Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code (561) 617-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: Subordinate Voting Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes      No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding subordinate voting shares held by non-affiliates (based on the last reported sale price of these shares on the OTCQX Best Market) on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $86.1 million.
As of March 25, 2024, the registrant had 196,634,931 subordinate voting shares, no par value per share, outstanding. The registrant has no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2023, the end of the registrant’s fiscal year.

JUSHI HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy; competitive strengths, goals, expansion and growth of the Company’s business, operations and plans, including new revenue streams; the integration and benefits of recently acquired businesses or assets; roll out of new operations; the implementation by the Company of certain product lines; the implementation of certain research and development; the application for additional licenses and the grant of licenses that will be or have been applied for; the expansion or construction of certain facilities; the reduction in the number of our employees; the expansion into additional U.S. and international markets; any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which the Company operates; expectations for other economic, business, regulatory and/or competitive factors related to the Company or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to pandemics and forces of nature; risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of the Company; the Company’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of the Company; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to the Company; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s current amount of indebtedness; risks relating to the need to raise additional capital either through debt or equity financing; risks relating to the management of growth; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcing judgments and effecting service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; risks relating to the expansion and optimization of the cultivation and/or processing facilities in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia; risks related to opening new facilities, which is subject to licensing approval; limited research and data relating to cannabis; risks related to challenges from governmental authorities with respect to the Company’s tax credits; and risks related to the Company’s critical accounting policies and estimates.

Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information will prove to be accurate as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on the forward‐looking information contained in this report or other forward-looking statements made by the Company. Forward‐looking information is provided and made as of the date of this Annual Report on Form 10-K and the Company does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.

Unless the context requires otherwise, references in this report to “Jushi,” “Company,” “we,” “us” and “our” refer to Jushi Holdings Inc. and our subsidiaries.

PART I
Item 1. Business

Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions and capitalizing on such assets through strategic deployment in our day-to-day business operations. We have targeted assets in highly populated, limited license medical markets that are on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult-use, namely Virginia and Ohio, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada and Massachusetts, and certain municipalities of California.
Business Strategy
We seek to sell high-quality products at competitive prices at our numerous retail stores and through wholesale distribution throughout the many states we operate in within the United States. We sell products we manufacture under brand names that we own and products under other brands manufactured by third parties in the cannabis industry. In addition to our current offerings, we are also proactively and opportunistically expanding our business through the introduction of new products, the expansion of our current infrastructure, proactively seeking new licenses to open additional retail, distribution and manufacturing facilities, and through the acquisition of complementary businesses. We seek to evaluate each market opportunity pursuant to the relevant local competitive and regulatory landscapes, supply/demand dynamics, and growth potential. We evaluate the economic viability of each opportunity before making capital allocation decisions and may decide to participate in one or more facets of the supply chain based on market dynamics. In certain markets, we may apply a capital-light or retail-focused strategy, especially where cultivation may become further commoditized in future years. In early stage, vertical limited license markets, we may seek to buy controlling interests despite the high level of capital intensity required, given the significant market opportunity. In other markets, we may implement a more balanced capital allocation approach where we may acquire a grower-processor and/or additional retail dispensaries in markets where we currently operate. By establishing a strong platform and retail-brand recognition in markets that have the greatest growth potential, we expect to be well-positioned to have a first-mover advantage for future growth in adult-use cannabis once it is further legalized.
Current Operations

Pennsylvania Operations

We, through our subsidiaries, currently hold six medical cannabis dispensary permits issued by the Pennsylvania Department of Health allowing for eighteen medical dispensaries in Pennsylvania, seventeen of which are currently operational under the BEYOND/HELLO™ brand, and one of which is currently being relocated within the permit’s geographical region. We also currently hold a medical cannabis grower-processor permit issued by the Pennsylvania Department of Health allowing us to operate our 123,000 sq. ft. cannabis cultivation and processing facility in Scranton, Pennsylvania, through our subsidiary Pennsylvania Medical Solutions, LLC.

Illinois Operations

We, through our subsidiaries, currently hold five cannabis dispensing organization licenses issued by the Illinois Department of Financial Regulation for five adult-use dispensaries in Illinois, four of which are currently operational under the BEYOND/HELLO™ brand and one of which is pre-construction, and all five of which operate or will operate under the BEYOND/HELLO™ brand. Two of the four operational adult-use dispensaries have co-located medical cannabis dispensing licenses issued by the Illinois Department of Financial Regulation.

Virginia Operations

We, through our subsidiaries, currently hold one pharmaceutical processor permit and five cannabis dispensing facility permits, each issued by the Virginia Board of Pharmacy, collectively allowing us to operate our six medical dispensaries under the BEYOND/HELLO™ brand in Virginia. The aforementioned pharmaceutical processor permit issued by the Virginia Board of Pharmacy further entitles us to operate our 93,000 sq. ft. cannabis cultivation and processing facility in Manassas, Virginia.

Massachusetts Operations

We, through our subsidiaries, currently hold two marijuana retailer licenses issued by the Massachusetts Cannabis Control Commission allowing us to operate our two adult-use dispensaries under the Nature’s Remedy™ brand in Massachusetts. One of the dispensaries has a co-located medical treatment center license issued by the Massachusetts Cannabis Control Commission allowing retail medical sales. We also currently hold marijuana product cultivator, marijuana cultivation and marijuana treatment center licenses all issued by the Massachusetts Cannabis Control Commission collectively allowing us to operate our 50,000 sq. ft. adult-use and medical cultivation and production facility in Lakeville, Massachusetts.

California Operations

We, through our subsidiaries, currently hold Type 10 adult-use and medical retail licenses issued by the California Department of Cannabis Control for three adult-use dispensaries in California, of which one is currently operational under the BEYOND/HELLO™ brand. Further, we have one local conditional license award for an additional dispensary.

Nevada Operations

We, through our subsidiaries, currently hold adult-use and medical licenses issued by the Nevada Cannabis Control Board allowing us to operate four dispensaries in Nevada, three of which are currently operational under the Nuleaf™ brand and one of which is currently operational under the BEYOND/HELLO™ brand. We also currently hold adult-use and medical cultivation licenses issued by the Nevada Cannabis Control Board allowing us to operate our 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as adult-use and medical production licenses issued by the Nevada Cannabis Control Board allowing us to operate our 13,000 sq. ft. processing facility in Reno, Nevada.

Ohio Operations

We, through our subsidiaries, currently hold a medical marijuana dispensary license issued by the Ohio Board of Pharmacy allowing us to operate our single medical dispensary under the BEYOND/HELLO™ brand in Ohio. We also currently hold a cultivator level II license issued by the Ohio Department of Commerce allowing us to operate our 10,000 sq. ft. cultivation facility. We also currently hold a processor license issued by the Ohio Department of Commerce.

Sales
With respect to cannabis retail locations, we target highly visible locations adjacent to or near heavily trafficked roads. For cultivation, production and other forms of industrial activity, we target locations with immediate capabilities as well as future expansion potential. We use an internal team for the selection of real estate, as well as a broad network of real estate brokers. We make the determination to purchase or lease our underlying real estate on a case-by-case basis.
We plan to expand our network of cannabis retail locations in select markets. We have developed key indicators to identify attractive sites based on existing competition, population, real estate, parking, traffic and the regulatory market. We intend to inform patients and consumers about our product offerings in a welcoming environment through one-on-one interactions with staff.

Retail
The table below reflects the number of dispensaries that were in operation in each state as of December 31, 2023:

	Number of Dispensaries(1)
State	Medical-use	Adult-use	Total	Brands
California (2)	—	1	1	BEYOND HELLO™
Illinois (3)	—	4	4	BEYOND HELLO™
Massachusetts (4)	—	2	2	Nature’s RemedyTM
Nevada	—	4	4	BEYOND HELLO™/NuLeafTM
Ohio	1	—	1	BEYOND HELLO™
Pennsylvania (5)	16	—	16	BEYOND HELLO™
Virginia	6	—	6	BEYOND HELLO™
Total	23	11	34
(1)Physical dispensary locations; does not double count co-located medical cannabis and adult use cannabis dispensaries.
(2)Includes one co-located medical dispensary.
(3)Includes two co-located medical dispensaries.
(4)Includes one co-located medical dispensary.
(5)The Company’s 17th medical cannabis dispensary in the Commonwealth of Pennsylvania opened in January 2024.

Online Platforms
We operate age-gated online platforms through www.beyond-hello.com, www.naturesremedyma.com, www.nuleafnv.com, and The Hello Club App (iOS and Android) for patients and customers (the “Online Platforms”). Prior to launching the Online Platforms, our compliance team and internal and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Online Platforms in a manner intended to ensure compliance with such laws. The Online Platforms are not intended to be used for advertising activities but are intended to be used as a virtual tool, allowing patients and customers to understand the cannabis products that we offer and view real-time pricing and product availability at our dispensaries. The Online Platforms do not provide any information or any other functionalities with respect to any third-party dispensaries.
No cannabis purchase and sale transactions are completed on the Online Platforms. A patient or customer may reserve products using the Online Platforms, but the patient or customer must be physically present at the point-of-sale to consummate the purchase and sale of products. This requirement allows us and dispensary staff to ensure that our standard operating procedures, including our compliance programs, are applied to all patients and customers in connection with the purchase and sale of products.
In jurisdictions where medical cannabis is legal, upon arrival of the patient at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify the patient’s identity and accreditation (such as a state-issued medical cannabis card) and confirm the patient’s allotment to ensure the user is not exceeding the state’s allotment limits. Once the foregoing is verified, the patient may pay for the product to complete the purchase. If the patient does not have valid identification and accreditation, the patient will not be able to purchase medical cannabis at our applicable dispensary, or at the point of delivery (where permissible), irrespective of any reservation made on one of our Online Platforms.
In jurisdictions where recreational cannabis is legal, upon arrival of the customer at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify that the customer is at least 21 years of age by verifying the customer’s government-issued identification. Once the identification is verified, the customer may pay for the product to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at our applicable dispensary, or at the point of delivery (where permissible), irrespective of any reservation made on one of our Online Platforms.

Product Selection and Offerings
We offer both in-house brands and third-party products at each of our retail locations in states where we are vertically integrated. At retail locations in states where we are not vertically integrated, we offer third-party products only, though such products may be sold under Jushi brands. With respect to our cannabis business, we negotiate with potential brand vendors across all product categories including flower, vaporization devices, extracts, concentrates, edibles, and pre-rolls to make future product development and selection decisions. Leveraging managements’ experience, we analyze market dynamics, product quality, profit and loss, impact, consumer demand, and specific market research to carry out our long-term strategy in each market. With high-impact retail locations in key markets, and our ability to distribute to other multi-state operators (“MSO”), we expect to be a desirable retail partner for nationally scaling brands and/or in-house products. A “multi-state operator” is a colloquial term used to describe a company that engages in the cultivation, production and/or sale of cannabis and cannabis products in more than one state in accordance with applicable state and local laws, rules and regulations.

Our Brands

Top Shelf Flower: Hijinks
Hijinks is a top shelf flower brand featuring flower that utilizes limited and select genetics, contains high cannabinoid and terpene content, and is uniquely harvested, finished, and packaged by hand. Hijinks is currently available in Massachusetts and Pennsylvania.

Premium Flower: The Bank
The Bank is known for its superior plant genetics and next-level cultivation. The Bank offers pre-packaged flower, infused blunts and pre-rolls. Currently, The Bank is available in Pennsylvania, Massachusetts, Virginia, and Ohio.

Vapes & Concentrates: The Lab
The Lab is renowned for high-quality, precision vape products, and concentrates, including the pioneering of live resin. The Lab offers a wide selection of vape cartridges, all-in-one vape devices and concentrates produced utilizing a wide variety of technologically advanced extraction techniques. The Lab is currently available in Pennsylvania, Virginia, and Massachusetts.
Edibles: Tasteology
Tasteology is an edible brand offering premium, natural ingredient based, real fruit, 100% Vegan and Gluten free cannabis-infused gummies and ultra-premium chocolate produced using responsibly sourced French chocolate. Tasteology is the culmination of extensive consumer research into both the taste and effect preferences of people in the Company’s markets where edibles can be offered. Tasteology is currently available in Pennsylvania, Virginia, and Massachusetts. During 2023, we launched a differentiated line of troches in Pennsylvania which are vegan and utilize natural ingredients responsibly sourced from France.

Medicinal: Nira + Medicinals
Nira + Medicinals (“Nira +”) develops high quality, THC and CBD-rich medical products aimed at improving the quality of life for all cannabis patients. Nira+ product line includes tinctures, capsules, softgels and topicals. Nira+ is currently available in Pennsylvania, Massachusetts, and Virginia.

Kind Grind (Infused Shake), Fine Grind (Shake), Fine Flower (Popcorn) and Singles (Pre-Rolls): Sèche
Sèche is a new category in cannabis that redefines the perception of what cannabis flower products can be with a strict focus on the value and variety that the modern cannabis consumer is looking for. Sèche offers products like Fine Grind (conveniently pre-ground flower), Fine Flower (Small whole flower), Singles (Pre-Rolls and Pre-Roll multi-packs), All Day/Select (value priced whole flower) and Kind Grind (conveniently pre-ground pre-packed infused flower and infused pre-rolls). Currently, Sèche is available at our dispensaries across Pennsylvania, Massachusetts. Virginia, and Ohio, as well partner dispensaries through our wholesale network.

Wholesale
In addition to branded and manufactured finished products, we sell bulk refined cannabinoids and terpenes to MSO’s for use in their own finished products, as our production capacity allows in certain markets. The full scale and allocation of production utilization will depend upon the scale of our owned and managed retail footprint in addition to the production capacity of our cultivation and production facilities.

Branding and Marketing
We continue the rollout of our flagship brands across our key operating markets. After the launch of our online platform, BEYOND HELLO™ has evolved into a fully integrated digital to brick-and-mortar experience, providing customers real-time access to pricing and product availability. All of our current retail locations operate under the BEYOND HELLO™ brand except in Massachusetts and Nevada. In Massachusetts, our retail locations operate under the Nature’s Remedy brand. In Nevada, we operate three retail locations under the NuLeaf brand and one under the BEYOND HELLO™. Further, in states where we have licensed cultivation and processing operations, we produce products under our in-house brands including The Bank™, Hijinks™, The Lab™, Seche™, Nira+™ and Tasteology™ where allowed.
We operate a state-by-state opt-in loyalty program, “The Hello Club,” that rewards patients and customers with points and other exclusive offers based on their past purchases. We leverage SMS, push notifications and email lists to promote specific products.
We provide retail partners with approved merchandise, and other display materials to support sales. We create product imagery, video and descriptions which are included across online dispensary menus where our products are sold.
We take advantage of various directory platforms for cannabis businesses to help prospective patients and customers find our respective retail locations. We also run out-of-home marketing campaigns in approved markets and locations for our retail dispensaries.

Principal Markets & Competition

We compete against other retail and vertical licensees across the various state markets in which we operate. Currently our market includes small local dispensaries and large MSOs. If and when cannabis is federally legal in the U.S., we expect to compete against both large MSO’s, as well as Canadian licensed producers. In addition, we expect to compete against both third party and direct delivery services. We seek to address our competitive risk in these markets by picking strategic locations, with defensible buffers naturally built in through local regulations and local dispensaries laws.

With respect to cultivation and processing, we compete with both MSO's and local operators in the states in which we operate. In Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia, we compete with larger MSO's that may have better access to public markets, more experienced management teams, or are further along in terms of reaching scale. We are positioning ourselves to minimize all of the above risks through accretive acquisitions, superior execution, and thoughtful location of retail and manufacturing sites.

Business in Europe
We hold a 51% interest in Jushi Europe SA, a company organized under the laws of Switzerland. Jushi Europe’s wholly owned Portuguese subsidiary, JPTREH Unipessoal Limitada, a business entity organized under the laws of Portugal (Jushi Portugal), submitted an application to Portugal’s National Authority for Medicines and Health Products (INFARMED) for import, cultivation and export of medical cannabis. Jushi Portugal was granted a pre-license in November 2020. Jushi

Portugal acquired 32 acres of land to construct a greenhouse cultivation facility in southern Portugal. The build-out of the greenhouse cultivation facility commenced, but was subsequently halted and the license was not issued.

In February 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then in March 2022, the independent accounting firm for Jushi Europe also filed a notice of over-indebtedness with the Swiss courts. As a result of the impending bankruptcy of Jushi Europe, we determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4.6 million for the year ended December 31, 2021, which is included in operating expenses in the consolidated statements of operation and comprehensive income (loss). The Swiss courts declared Jushi Europe’s bankruptcy in May 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going.

Regulatory Overview
Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved in the cannabis industry.

Federal Regulation of Cannabis in the U.S.
Under U.S. federal law, marijuana is classified as a Schedule I drug. The Controlled Substances Act (the “CSA”) has five different tiers or schedules. A Schedule I drug means the Drug Enforcement Agency considers it to have a high potential for abuse, no accepted medical treatment and lack of accepted safety for the use of it even under medical supervision. Other Schedule I drugs include heroin, LSD and ecstasy. In June 2018, the U.S. Food and Drug Administration (the “FDA”) approved Epidiolex, a purified form of CBD derived from the marijuana plant and used to treat two rare, intractable forms of epilepsy. We believe marijuana’s categorization as a Schedule I drug is thus not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties and can be safely administered. In this respect, 40 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands have passed laws authorizing comprehensive, publicly available medical marijuana programs, and 24 of those states and the District of Columbia have passed laws legalizing marijuana for adult-use.

In an effort to address incongruities between marijuana prohibition under the CSA and legalization under various state laws, the federal government issued guidance to law enforcement agencies and financial institutions during the Presidency of Barack Obama through DOJ memoranda. The most recent such memorandum is a DOJ memorandum issued by Deputy Attorney General James Cole in 2013 (the “Cole Memo”). The Cole Memo provided guidance to federal enforcement agencies as to how they should prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo shielded individuals and businesses participating in state legal marijuana operations from prosecution under federal drug laws, excepting marijuana-related conduct that fell into one of the following enumerated prosecution priorities:

1.Preventing the distribution of marijuana to minors;
2.Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;
3.Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
4.Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
5.Preventing the violence and the use of firearms in the cultivation and distribution of marijuana;
6.Preventing the drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
7.Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
8.Preventing marijuana possession or use on federal property.

In January 2018, then U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo. Rather than provide nationwide guidance respecting marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute. With the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Attorney General Merrick Garland’s public comments to date suggest that the prosecution priorities outlined in the Cole Memo shape the DOJ’s prosecutorial priorities under his tenure.

Despite the rescission of the Cole Memo, we remain mindful of the common-sense prosecution priorities set forth therein and have not modified policies or procedures intended to support its underlying safety-focused intent. To this end, we and our operating subsidiaries adhere to industry best practices for operations, mandate strict compliance with applicable state and local laws, rules, regulations, ordinances, guidance and like authority, implement procedures designed to ensure operations do not exceed what is authorized under applicable licenses, perform stringent diligence on third-parties with whom we do business, perform background checks on employees and maintain state-of-the-art seed-to-sale inventory tracking and other security infrastructure. Regular reviews of the foregoing and related operations, premises, documentation and the like are performed to ensure compliance with our safety, security and compliance standards.

Due to the current CSA categorization of marijuana as a Schedule I drug, U.S. federal law makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the Bank Secrecy Act. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and adult-use marijuana by U.S. states, the Treasury Department Financial Crimes Enforcement Network FinCEN has issued guidance in 2014 to prosecutors handling money laundering and other financial crimes advising them not to focus enforcement efforts on banks and other financial institutions servicing marijuana-related businesses so long as such businesses are legally operating under state law and not engaging in conduct within the scope of a Cole Memo prosecution priority (such as keeping marijuana away from minors and out of the hands of organized crime). The 2014 FinCEN guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:

1.Verifying with the appropriate state authorities whether the business is duly licensed and registered;
2.Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;
3.Requesting from state licensing and enforcement authorities available information about the business and related parties;
4.Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);
5.Ongoing monitoring of publicly available sources for adverse information about the business and related parties;
6.Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and
7.Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, the 2014 FinCEN guidance allows financial institutions to reasonably rely on the accuracy of information provided by state licensing authorities where states make such information available.

Unlike the Cole Memo, 2014 FinCEN guidance remains effective as of the date of this Form 10-K. During the Trump Administration, Secretary of the Treasury Steven Mnuchin publicly voiced his intent to leave such guidance in force and effect. The current Secretary of the Treasury, Janet Yellen, has not provided any public comment regarding her positions on the 2014 FinCEN guidance, but has previously indicated that she would be in favor of legislation that would provide safe harbor to financial institutions that worked with state-legal marijuana-related businesses. Nonetheless, despite FinCEN’s guidance, most banks and other financial institutions are still unwilling to provide banking or other financial services to marijuana businesses resulting in largely cash-based operations. While the FinCEN guidance decreased some risk for banks and financial institutions that accept marijuana business, it has not increased the industry’s access to banking services because financial institutions are required to perform extensive, continuous customer diligence respecting marijuana customers and are not immune from prosecution based on transacting business with such customers. In fact, some banks that had been servicing marijuana businesses have been closing the marijuana businesses’ accounts and are now refusing to open accounts for new marijuana businesses due to cost, risk, or both.

Although the Cole Memo was rescinded and FinCEN’s guidance has not made financial services widely available to legal marijuana businesses, a key legislative safeguard for the medical cannabis industry remains in place. Specifically, certain temporary federal legislative enactments that protect the medical marijuana industry have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment or “rider” to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has since included in successive budgets a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrbacher-Farr” amendment after its original lead sponsors (it is also sometimes referred to as the Rohrabacher-Blumenauer Amendment or the Joyce-Leahy Amendment). In 2021, President Biden proposed a budget with the Rohrbacher-Farr amendment included. The amendment has been renewed numerous times since then, and is currently effective under the continuing resolution passed by Congress on September 30, 2023. There is no indication the amendment will not be included in any subsequent continuing resolution(s) related to the 2023 federal spending bill or in the 2024 federal spending bill as the date of this Form 10-K.
Though there is no guarantee the Presidency of Joe Biden or a future administration will not change relevant federal policy, as a practical matter, the legal marijuana industry has not seen a material change in federal enforcement activities since rescission of the Cole Memo. In testimony given on March 1, 2023, Attorney General Merrick Garland indicated that the DOJ policy on marijuana policy will be consistent with Cole Memo policy. Regardless, it is possible existing appropriation rider protection and existing prosecutorial discretion not to enforce federal drug laws against state-legal marijuana business could change at any time.

Revenue from our marijuana operations is subject to Section 280E of the Code. Section 280E of the Code prohibits marijuana businesses from deducting ordinary and necessary business expenses, resulting in a materially higher effective federal income tax rate than businesses in other industries. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be in a different industry.

Finally, President Biden asked the Department of Health and Human Services (“HHS”) to initiate an expeditious review of the scheduling status of cannabis with an eye toward rescheduling in October 2022. On August 29, 2023, HHS delivered a recommendation to move cannabis from Schedule I to Schedule III to the Drug Enforcement Administration. The rescheduling recommendation from HHS is currently under DEA consideration. HHS Assistant Secretary of Health, Rachel Levine, sent a letter to Drug Enforcement Administration (“DEA”) Administrator, Anne Milgram, that is believed to recommend rescheduling marijuana from Schedule I to Schedule III of the Controlled Substances Act (“CSA”). The recommendation was based on a scientific and medical review by the Food and Drug Administration (“FDA”) with an analysis of the eight factors determinative of control of a substance under the CSA.

As a result, the DEA can now initiate a formal rule-making process that would potentially reschedule marijuana from its current Schedule I classification. The DEA is bound by the HHS recommendation in regard to the scientific and medical matters but can ultimately make a different scheduling decision. The DEA may also account for the United States’ treaty obligations, including the United Nations Single Convention on Narcotics. The DEA will consider several factors that include: (1) marijuana’s actual or relative potential for abuse, (2) scientific evidence of its pharmacological effect, (3) the state of current scientific knowledge; (4) history and current pattern of abuse, (5) scope, duration, and significance of abuse, (6) risks to public health, (7) psychic or psychological dependence liability, and (8) whether marijuana is an immediate precursor of a substance already controlled under the CSA. The DEA has not yet started a formal rule-making process, which would require a public hearing on the record with an administrative law judge(s) making the final decision whether to adopt the new regulation. The regulation would be subject to challenges and judicial review. The DEA is not under a required timeline to initiate and complete this process.

On September 13, 2023, the Congressional Research Service (“CRS”) published a report stating that the DEA is “likely” to reschedule marijuana according to the HHS recommendation. According to the CRS report, this would have “broad implications for federal policy” and potentially impact state medical and recreational programs. If rescheduling occurs, various federal agencies such as the DOJ, FDA, FinCEN, and the Internal Revenue Service (“IRS”) may issue additional memoranda providing further regulatory, tax, and enforcement priority instruction as it relates to marijuana that would replace the previous guidance.

Industrial Hemp
In December 2018, the Agricultural Improvement Act of 2018 (the “Farm Bill”) became law in the U.S. Under the Farm Bill, industrial and commercial hemp is no longer to be classified as a Schedule I controlled substance in the U.S. Hemp includes the plant cannabis sativa L and any part of that plant, including seeds, derivatives, extracts, cannabinoids and isomers. To qualify under the Farm Bill, hemp must contain no more than 0.3% of delta-9-THC. The Farm Bill explicitly allows interstate commerce of hemp which will enable the transportation and shipment of hemp across state lines, thus, the Farm Bill fundamentally changed how hemp and hemp-derived products (such as those containing CBD extracted from hemp) are regulated in the U.S.

State Regulatory Environment
The following sections describe the legal and regulatory landscape in states where our subsidiaries currently operate or intend to operate in the near-term future. While we actively work to ensure all of our operations are fully compliant with applicable state and local laws, rules, regulations, licensing requirements, ordinances and other applicable governing authority, the rules and regulations as outlined below are not a comprehensive representation of all the rules that we and our subsidiaries are required to follow in each applicable state. There are significant risks associated with our business and readers are strongly encouraged to carefully review and consider all of the risks set forth and described herein.

Common State Law Requirements
Although each state has its own laws and regulations regarding the operation of cannabis businesses, certain of the laws and regulations are consistent across jurisdictions. For example, to operate legally under state laws, marijuana businesses must typically obtain a license from the state, and only marijuana grown in the state may be sold by cannabis businesses. In some states, local marijuana-specific approvals are also required. In these jurisdictions, local governments may be authorized to prohibit or otherwise impose material restrictions on cannabis operations, including by proscribing rules limiting the type(s) and/or number of license(s) allowed (such authority is in addition to ordinary and customary building, fire and land use regulatory control). In many cases, securing local approval(s) is a prerequisite to state issuance of a full or unconditional license. Further, only cannabis grown or manufactured within the state can be sold in such state.

License application and renewal processes are unique to each state, and as applicable, each locality. However, generally each state’s application process requires a comprehensive criminal history disclosure of key individuals (such as major shareholders, directors, officers, certain managers and other individuals to the extent they are known at the time of application (“Key Individuals”), and as to the applicant entity (and often its affiliates) and such Key Individuals, marijuana licensing and compliance history, financial and personal disclosures, detailed operating plans, facility information (often including drawings and plans), security-related plans, an affirmative obligation to report changes to or deviations from information set forth in the application, and other information designed to ensure only reputable, law-abiding individuals and entities ready, willing and able to operate in compliance with applicable state laws, rules and regulations are awarded marijuana licenses.

Applicants for marijuana licenses are commonly required to submit standard operating procedures (“SOPs”) describing how the proposed business will secure its facility(ies), manage inventory, comply with inventory tracking requirements and other reporting obligations, effectuate safe marijuana transactions, handle waste, train employees, implement quality control measures, and perform other tasks necessary and appropriate to operate in a safe, secure, and compliant manner. SOPs submitted as part of licensing applications are typically reviewed, evaluated and ultimately approved by regulators, and must generally remain in force and effect after issuance of a license. Any material change to SOPs requires prior written regulatory approval in nearly all cases. Finally, marijuana operations are continuously subject to inspection, with or without notice, by cannabis regulators and certain authorized law enforcement agencies.

California
California Regulatory Landscape
In 1996, California was the first state to legalize cannabis possession and sales. Following years of legislative and regulatory changes, on July 12, 2021, Governor Gavin Newsom signed AB-141 into law, triggering the consolidation of the state’s predecessor cannabis regulators (CalCannabis, the MCSB, and the BCC) into the newly created Department of Cannabis Control (“DCC”). The DCC was created in an effort to centralize regulatory authority and facilitate a more easily navigable regulatory regime. All licenses obtained under the previous regulatory authorities automatically transferred to the DCC, which is now responsible for issuing and renewing all cannabis licenses.
To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of California. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

California Licenses

In California, state and local medical and adult-use cannabis business licenses are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the DCC, which is the successor regulator to the Bureau of Cannabis Control. While renewals are annual, there is no limit to the number of renewals a licensee may obtain. Assuming requisite renewal fees are paid, renewal applications are submitted in a timely manner, and the establishment has not been cited for material violations, renewal applicants can anticipate approval in the ordinary course of business. However, any unexpected denials, delays or costs associated with a licensing renewal could impede planned operations and may have a material adverse effect on our business, financial condition, results of operations or prospects.

We, through our subsidiaries, currently hold Type 10 adult-use and medicinal retail licenses issued by the California Department of Cannabis Control for three adult-use dispensaries in California, of which one is currently operational under the BEYOND/HELLO™ brand. Further, we have one local conditional license award for an additional dispensary.

License and Regulations
Adult-use retailer licenses permit the sale of cannabis and cannabis products to any individual age 21 years of age or older who does not possess a physician’s recommendation. Thus, should a subsidiary be awarded a license, it will be authorized to sell cannabis and cannabis products to adults over the age of 21 subject to customer presentation of a valid government issued photo ID. As with all state-legal marijuana programs, only cannabis grown in California can be sold in California and retail licensees may only sell cannabis products procured from a duly licensed distributor or licensed microbusiness authorized to engage in distribution. All cannabis products are subject to appropriate laboratory testing, packaging, labeling, and tracking requirements. Upon receipt, licensed retailers must confirm cannabis products have not expired, are properly packaged and bear batch numbers which correspond with tracking and laboratory analysis documentation. Cannabis and cannabis products may only be displayed for inspection and sale on the sales floor of the facility and may only be removed from packaging for customer inspection if placed in a proper container provided by the licensee and not readily accessible without the assistance of licensee staff (who must remain with the customer throughout such inspection). Any cannabis product displayed or inspected in this manner must be destroyed following inspection or when no longer being used for display purposes and may not be sold or consumed. Retailers may only provide free cannabis products under certain, very limited circumstances and may not sell other goods, with the exception of cannabis accessories and branded merchandise.

Medicinal retailer licenses permit the sale of medicinal cannabis and cannabis products for use pursuant to the Compassionate Use Act of 1996, found at Section 11362.5 of the California Health and Safety Code, by a medicinal cannabis patient in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal marijuana recommendations. We maintain an open, transparent and collaborative relationship with the DCC and local-level cannabis regulators.

Reporting Requirements
The State of California uses Metrc LLC’s METRC solution (“METRC”) as the state’s track-and-trace (T&T) system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via application programming interface. The DCC in May 2023 filed a regulatory action with the Office of Administrative Law to add additional requirements applicable to using METRC to record certain specific transactions, including delivery transactions. The DCC amended its proposed regulatory change in October 2023, and the proposed changes are currently under review.

Operating Procedure Requirements
Licensing applicants must submit SOPs describing how the operator will, among other requirements, secure the facility, manage inventory, comply with seed-to-sale requirements, dispense cannabis, and handle waste. Once an SOP is approved by the governing regulating body(ies), licensees must provide their employees with SOP training and seek written approval from governing regulating bodies before materially changing their SOPs.

Storage and Security

To ensure the safety and security of cannabis facilities and operations, the DCC requires licensees to:

1.Maintain a fully operational security alarm system;
2.Contract for security guard services;
3.Maintain a video surveillance system that records continuously 24 hours a day;
4.Ensure adequate lighting is installed and maintained on and about licensed facilities;
5.Only transact business during authorized hours of operations;
6.Store cannabis and cannabis product only in areas identified for such purposes on drawings submitted to and approved by the State of California in connection with licensing;
7.Store all cannabis and cannabis products in a secured, locked room or a vault;
8.Report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and
9.To the extent applicable based on a licensee’s authorized scope of operations, ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC, that meet DCC distribution requirements, are to be used to transport cannabis and cannabis products.

In addition to DCC storage and security requirements, local jurisdictions may have additional storage and security requirements. Such requirements, to the extent they exist, may vary from one locality to another.

Site-Visits & Inspections
The DCC and its authorized representatives have broad authority, with or without notice, to inspect licensed cannabis operations, including premises, facilities, equipment, books and records (which may be copied, and such copies retained), and cannabis products. Failure to grant DCC representatives full and immediate access to facilities, property, and premises, and to cooperate with inspections and investigations may result in disciplinary action. Laws and regulations enacted by many local jurisdictions grant local cannabis governing bodies and law enforcement agencies similar inspection authority.

We are in compliance with the laws of the State of California and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation which are outstanding which may have an impact on our licenses, business activities or operations in the State of California. Notwithstanding the foregoing, like most businesses, we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of California, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of California. See “Regulatory Framework – Compliance”.

Illinois

Illinois Regulatory Landscape
In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical marijuana, became effective. There are over 35 qualifying conditions as part of the medical program, including epilepsy, traumatic brain injury, and post-traumatic stress disorder. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, that allows individuals who have/could receive a prescription for opioids to access medical marijuana.

In June 2019, Illinois legalized adult-use marijuana pursuant to the Cannabis Regulation and Tax Act (the IL Act). Effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of marijuana (non-residents may possess up to 15 grams). Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. The Illinois Department of Financial and Professional Regulation (“IDFPR”) has granted approximately 48 Early Approval Adult Use Dispensing Organization licenses to date. The IL Act further authorized the IDFPR to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 2020 and an additional 110 conditional licenses during 2021 (no person may hold a financial interest in more than 10 dispensing organizations); due to procedural delays related to litigation against the State of Illinois to which we are not currently a party to, conditional licenses began being issued in 2021 and 192 have been issued to-date. Conditional licenses from this round of applications have been awarded. Another 55 Conditional Adult Use Dispensing Organization licenses were awarded via a lottery on or about July 14, 2023, for which applicants must be qualified as social equity criteria as mandated by the state.

The Illinois Department of Agriculture (the “IL Ag. Department”) is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The IL Ag. Department has issued approximately 21 Early Approval Adult Use Cultivation Centers to date. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 sq. ft. of canopy space. Cultivation centers are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organization licenses. The IL Ag. Department has also issued eighty-eight (88) craft grower licenses and fifty-four (54) infuser organizations.

The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans to comply with such requirements. For example, applicants for dispensary licenses must include an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan. Applicants for craft growers must similarly submit a facility plan, an employee training plan, a security plan, a record keeping plan, a cultivation plan, a product safety and labeling plan, a business plan, an environmental plan, and more.

Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Cultivation licenses are subject to similar operational requirements, such as complying with detailed security and storage requirements, and must also establish plans to address energy, water, and waste-management needs. Dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

The IL Ag. Department is authorized to promulgate, and has promulgated, regulations for cultivators, craft growers, infuser organizations, and transporting organizations. The IDFPR is authorized to regulate dispensaries but has not yet issued permanent adult-use regulations.

To the knowledge of management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Illinois. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Illinois Licenses
We, through our subsidiaries, currently hold five cannabis dispensing organization licenses issued by the Illinois Department of Financial Regulation for five adult-use dispensaries in Illinois, four of which are currently operational under the BEYOND/HELLO™ brand and one of which is pre-construction, and all five of which operate or will operate under the BEYOND/HELLO™ brand. Two of the four operational adult-use dispensaries have co-located medical cannabis dispensing licenses issued by the Illinois Department of Financial Regulation.

All medical and adult-use dispensing organizations licensed by IDFPR hold registration certificates valid for a period of one year and subject to annual or biannual renewals after required fees are paid and the organization remains in good standing. Renewals are generally communicated by IDFPR within 90 days of a license’s expiration through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Beyond Hello IL, LLC (“BHIL”) would expect to receive the applicable renewed license in the ordinary course of business. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on our business, financial condition, results of operations or prospects.

License and Regulations
Medical marijuana retail dispensary licenses permit BHIL to purchase cannabis and cannabis products from licensed cultivation/processing facilities and to sell cannabis and cannabis products to registered patients. The adult-use dispensing organization license permits BHIL to acquire cannabis from a licensed cultivation center, craft grower, processing organization, or another dispensary and to sell cannabis and cannabis products (and limited other items) to adult-use purchasers, registered medical cannabis patients and registered caregivers.

BHIL must operate in accordance with the representations made in its license application materials, unless otherwise approved by the IDFPR. It must include its name on the packaging of any cannabis product it sells. All medical products must be obtained from an Illinois registered medical cultivation center, while all adult-use products must be obtained from a licensed adult-use cultivation center, craft grower, processing organization, or another dispensary. BHIL must inspect and document (e.g., through the State of Illinois tracking system and in accordance with SOPs) all cannabis and cannabis products it acquires for resale. Any cannabis or cannabis products not properly packaged, labeled or inconsistent with State of Illinois tracking records must be rejected at the time of delivery. At all times, dispensing facilities must remain in compliance with all applicable building, fire, safety and land use laws, rules and regulations, and may not operate a drive through window or offer delivery services. BHIL may only operate during state regulated approved hours (6 a.m. to 10 p.m., daily) and must ensure two or more employees are present during all operating hours.

Each dispensary must submit a list of all third-party vendors to the IDFPR and identify all service professionals that will work at the dispensary by name and set forth a description of the services such person will provide. No service professional may work in the dispensary until his or her name is provided to IDFPR and appears on the facility’s service professional list.

BHIL may not produce or manufacture cannabis or cannabis products and may not permit on-site consumption at its facilities. BHIL may only sell cannabis or cannabis products to consumers who present a valid medical cannabis registration identification card or valid government-issued photo identification (ID) evidencing the customer is 21 years of age or older. BHIL must deal with all suppliers on the same terms and may not enter into an exclusive agreement with any supplier. Further, BHIL may not contract with, pay, or have a profit-sharing arrangement with third party groups involved in assisting individuals with finding a physician or completing the patient or participant application; nor may it pay a referral fee to a third-party group for sending it patients or participants. No more than 40% of its adult-use inventory may originate from a single supplier. Dispensing organizations are subject to inspections, with or without notice. Licensees are required to cooperate with such inspections and must make all records, plans, logs, reports and other operational documents available for inspection and copying upon request.

Craft grower licensees are authorized to cultivate cannabis and manufacture cannabis products (including cannabis infused products), and to sell cannabis and cannabis products to licensed adult-use dispensing organizations or for use at licensed manufacturers. Transportation licensees are authorized to transport cannabis and cannabis products between licensed cannabis facilities.

Reporting Requirements
The State of Illinois uses BioTrack THC as its inventory tracking system used to track commercial cannabis activity and movement along the legal supply chain. The system allows for other third-party system integration via application programming interface.

Storage and Security
BHIL dispensaries must store inventory on-site in a secured and restricted-access area and enter information into the State of Illinois’ tracking system as required by Illinois law and IDFPR rules. Any cannabis or cannabis products in an open or defective package, which have expired, or which we otherwise have reason to believe have been opened or tampered with must be segregated in secure storage until promptly and properly disposed of.

Dispensing facilities are also required to implement security measures designed to deter and prevent unauthorized entry into the facility (and restricted-access areas) and theft, loss or diversion of cannabis or cannabis products. In this respect, dispensing facilities must maintain a commercial grade alarm and surveillance system installed by an Illinois licensed private alarm contractor or private alarm contractor agency. BHIL must also implement various security measures, as required by law, rule regulation or SOPs, designed to protect the premises, customers and dispensing organization agents (employees).

Transportation Requirements
Currently, licensed cultivation centers may transport cannabis and cannabis products in accordance with certain guidelines; however, from July 2020 cultivation centers are prohibited from transporting adult-use cannabis without obtaining a separate transporting organization license beginning, provided that such prohibition was and remains suspended pursuant to Executive Order 2020-45. For medical marijuana, dispensing organizations must receive a copy of the shipping manifest prepared by the cultivation center in advance of transport and is required to check the product delivered against such manifest at the time of delivery. All cannabis and cannabis products must be packaged in properly labeled and sealed containers and may not be accepted by a dispensary recipient if packaging is damaged or labels are missing, damaged or tampered with.

We are in compliance with the laws of the State of Illinois and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on our licenses, business activities or operations in the State of Illinois. Notwithstanding the foregoing, like all businesses we may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which we operate, including the State of Illinois, and such non-compliance may have an impact on our licenses, business activities or operations in the applicable state. However, we take steps to minimize, disclose and remedy all incidences of noncompliance which may have an impact on our licenses, business activities or operations in all states in which we operate, including the State of Illinois. See “Regulatory Framework – Compliance”.

Massachusetts

Massachusetts Regulatory Landscape
Cannabis for medical use was legalized in Massachusetts by voter approval of the Massachusetts Medical Marijuana Initiative in 2012. The law took effect on January 1, 2013, eliminating criminal and civil penalties for the possession and use of up to a 60-day or ten (10) ounce supply of marijuana for medical use for patients possessing a State-issued registration card. In November 2016, Massachusetts voters approved Question 4 or the Massachusetts Marijuana Legalization, Regulation and Taxation of Marijuana Initiative, which allowed for recreational or “adult-use” cannabis in Massachusetts. In July 2017, the Cannabis Control Commission (“CCC”) was established under Chapter 55 of the Acts of 2017 to implement and administer laws enabling access to medical and adult-use cannabis. The Commission was appointed in September 2017, and in November 2018, the CCC issued the first notices for retail marijuana establishments to commence adult-use operations in Massachusetts.

Effective January 8, 2021, the CCC repealed certain regulations applicable to co-located medical and adult use facilities and incorporated them into the adult use regulations at 935 CMR 500.00 and the medical regulations at 935 CMR 501.000, as part of an overall update of both sets of regulations. The updated regulations also included the following significant changes: (1) permitting Marijuana “Courier” Licensees to deliver directly to consumers from the premises of licensed marijuana retailer establishments and Marijuana Delivery Operators to purchase wholesale marijuana products directly from marijuana cultivation and product manufacturer establishments and deliver the products directly to consumers from the Delivery Operator’s warehouse location. Both Marijuana Courier and Marijuana Delivery Operator Licensees are reserved for at least 36 months for companies majority-owned and controlled by certain classes of certified Economic Empowerment or Social Equity applicants, for which Columbia Care does not quality; (2) permitting Personal Caregivers to be registered to care for more than one – and up to five – Registered Qualifying Patients at one time; and (3) permitting non-Massachusetts residents receiving end-of-life or palliative care or cancer treatment in Massachusetts to become Registered Qualifying Patients. Effective October 2023, the CCC promulgated new regulations increasing the CCC’s authority over the “host community agreement” process by which marijuana businesses enter a contract with a host community. The CCC’s regulations are intended to standardize host community agreements and prohibit certain provisions that do not comply with Massachusetts law.

Under the current law, there are no State-wide limits on the total number of licenses issued; however, no individual or entity shall be an owner or a controlling person over more than three licenses in a particular class of license. Similarly, no individual, corporation or other entity shall be an owner or in a position to control the decision making of more than three licenses in a particular class of license. In addition, all marijuana establishments are required to enter into host community agreements with the municipality in which they are located.

To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the Commonwealth of Massachusetts. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Massachusetts Licenses
We, through our subsidiaries, currently hold two marijuana retailer licenses issued by the Massachusetts Cannabis Control Commission for, and currently operate, two adult-use dispensaries under the Nature’s Remedy™ brand in Massachusetts. One of the dispensaries has a co-located medical treatment center license issued by the Massachusetts Cannabis Control Commission allowing retail medical sales. We also currently hold marijuana product cultivator, marijuana cultivation and marijuana treatment center licenses all issued by the Massachusetts Cannabis Control Commission collectively for, and we operate, a 50,000 sq. ft. adult-use and medical cultivation and production facility in Lakeville, Massachusetts.

An adult-use marijuana product manufacturer is an entity authorized to obtain, manufacture, process and package marijuana and marijuana products, to transfer marijuana and marijuana products to marijuana establishments, but not to consumers. An adult-use marijuana retailer is an entity authorized to purchase, repackage, white label, and transport marijuana and marijuana products from marijuana establishments and transfer marijuana and marijuana products to marijuana establishments and to sell to consumers. The medical marijuana treatment center (“MTC”) licenses are vertically integrated and permit a licensee to cultivate, manufacture, process, package, transport, deliver, sell, and purchase marijuana pursuant to the terms of the medical licenses. Massachusetts does not issue a single vertically integrated adult-use license like the MTC license. License types for adult-use are individual for each function and a licensee may pursue multiple license types. Because marijuana is not federally legal, a licensee can sell only cannabis that is grown and manufactured in Massachusetts. An adult-use marijuana retailer provides a retail location which may be accessed by consumers 21 years of age or older or, if the retailer is co-located with an MTC, by individuals who are registered qualifying patients with the Medical Use of Marijuana Program with a registration card. In order for a customer to be dispensed marijuana, they must present a valid government issued photo ID immediately upon entry of the retail facility. If the individual is younger than 21 years old but 18 years of age or older, he or she shall not be admitted unless he or she produces an active medical registration card issued by the CCC. If the individual is younger than 18 years old, he or she shall not be admitted unless he or she produces an active medical registration card and is accompanied by a personal caregiver with an active medical registration card. In addition to the medical registration card, registered qualifying patients 18 years of age and older and personal caregivers must also produce proof of identification. Each recreational customer may be dispensed no more than one ounce of marijuana or five grams of marijuana concentrate per transaction as outlined in 935 CMR 500.140(3)(a)(1). Medical patients may be dispensed up to a 60- day supply of marijuana, or the equivalent amount of marijuana in marijuana infused products, that a registered qualifying patient would reasonably be expected to need over a period of 60 calendar days for his or her personal medical use, which is ten ounces, subject to 935 CMR 501.140(3)(a). Allowable forms of marijuana in Massachusetts include smokable dried flower, dried flower for vaporizing, cannabis derivative products (i.e., vape pens, gel caps, tinctures, etc.) and medical cannabis-infused products, including edibles.

Reporting Requirements
The CCC uses METRC as its T&T system used to track commercial cannabis activity and movement across the distribution chain. The system allows for other third-party system integration via application programming interface.

Medical Cannabis Regulations
Massachusetts has authorized the cultivation, possession and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program (“MUMP”) registers qualifying patients, personal caregivers, MTCs, and MTC agents. MTCs were formerly known as Registered Marijuana Dispensaries (“RMD”). The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana”, following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (referred to herein as the Massachusetts Medical Act). MTC Certificates of Registration are

vertically integrated licenses in that each MTC Certificate of Registration entitles a license holder to one cultivation facility, one processing facility and one dispensary location. There is a limit of three MTC licenses per person/entity. The CCC regulations, 935 CMR 501.000 et seq. (referred to herein as the Massachusetts Medical Regulations), provide a regulatory framework that requires MTCs to cultivate, process, transport and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for human immunodeficiency virus (HIV), acquired immune deficiency virus (AIDS), hepatitis C, amyotrophic lateral sclerosis, Crohn’s disease, Parkinson’s disease, and multiple sclerosis when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider. The CCC assumed control of the MUMP from the Department of Public Health in December 2018. The CCC approved revised regulations for the MUMP in November 2020, which are now effective.

Medical Cannabis Licensing Requirements
The Massachusetts Medical Regulations delineate the licensing requirements for MTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of Commonwealth of Massachusetts, Department of Revenue and Department of Unemployment Assistance; (ii) no executive, member or any entity owned or controlled by such executive or member directly or indirectly controls more than three MTC licenses; (iii) an MTC may not cultivate medical cannabis from more than two locations statewide; (iv) MTC agents must be registered with the CCC; (v) an MTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vi) one executive of an MTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information system; (vii) the MTC applicant has at least $500,000 in its control as evidenced by bank statements, lines of credit or equivalent; and (viii) payment of the required application fee.

In an MTC application, an applicant must also demonstrate or include: (i) the name, address, date of birth and resumes of each executive of the applicant and of the members of the entity; (ii) a plan to obtain liability insurance coverage in compliance with statutes; (iii) a detailed summary of the business plan for the MTC; (iv) an operational plan for the cultivation of marijuana including a detailed summary of policies and procedures; and (v) a detailed summary of the operating policies and procedures for the MTC including security, prevention of diversion, storage of marijuana, transportation of marijuana, inventory procedures, procedures for quality control and testing of product for potential contaminants, procedures for maintaining confidentiality as required by law, personnel policies, dispensing procedures, record keeping procedures, plans for patient education and any plans for patient or personal caregiver home delivery. An MTC applicant must also demonstrate that it has: (i) a successful track record of running a business; (ii) a history of providing healthcare services or services providing marijuana for medical purposes in or outside of Massachusetts; (iii) proof of compliance with the laws of Massachusetts; (iv) complied with the laws and orders of Massachusetts; and (v) a satisfactory criminal and civil background. Finally, an MTC applicant must specify a cultivation tier for their license, which establishes the minimum and maximum square footage of canopy for their cultivation operation.

Upon the determination by the CCC that an MTC applicant has responded to the application requirements in a satisfactory fashion, the MTC applicant is required to pay the applicable registration fee and shall be issued a Provisional MTC license and, following completion of certain regulatory requirements, a Final MTC license.

After receipt of a Provisional MTC license, the CCC shall review architectural plans for the building of the MTC’s cultivation facility and/or dispensing facilities, and shall either approve, modify or deny the same. Once approved, the MTC provisional license holder shall construct its facilities in conformance with the requirements of the Massachusetts Medical Regulations. Once the CCC completes its inspections and issues approval for an MTC of its facilities, the CCC shall issue a Final MTC License to the MTC applicant. Final MTC Licenses are valid for one year and shall be renewed by filing the required renewal application no later than sixty days prior to the expiration of the certificate of registration. A licensee may not begin cultivating marijuana until it has been issued a Final MTC License by the CCC.

MTC Licenses in Massachusetts are renewed annually. Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted.

Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, we would expect to receive the applicable renewed licenses in the ordinary course of business.

Massachusetts Medical Cannabis Dispensary Operational Requirements
An MTC shall follow its written and approved operation procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the Massachusetts Medical Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana; (v) storage and waste disposal protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; and (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that an MTC must comply with. More specifically, an MTC is to comply with all local requirements regarding siting, provided however that if no local requirements exist, an MTC shall not be sited within a radius of 500 feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed MTC. The Massachusetts Medical Regulations require that MTCs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. An MTC may only dispense to a registered qualifying patient or caregiver who has a current valid certification.

Massachusetts Medical Cannabis Security and Storage Requirements
An MTC is to implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MTC. These measures must include: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MTC facility; (ii) preventing individuals from remaining on the premises of an MTC if they are not engaging in activities that are permitted; (iii) disposing of marijuana or by-products in compliance with law; (iv) establishing limited access areas accessible only to authorized personnel; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MTC is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the RMD does not allow a person to conceal themselves. An MTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and windows and doors, (ii) includes a panic/duress alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all records and the ability to produce a clear, color still photo. The video surveillance system shall have the capacity to remain operational during a power outage. The MTC must also maintain a backup alarm system with the capabilities of the primary system, and both systems are to be maintained in good working order and are to be inspected and tested on regular intervals.

Massachusetts Medical Cannabis Transportation Requirements
Marijuana or marijuana-infused products (or “MIPs”) may be transported between licensed MTCs by MTC agents on behalf of an MTC. MTCs or deliver-only retailers may, with CCC approval, transport marijuana or MIPS directly to registered qualifying patients and caregivers as part of a home delivery program. An MTC shall staff transport vehicles with a minimum of two dispensary agents. At least one agent shall remain with the vehicle when the vehicle contains marijuana or MIPs. Prior to leaving the origination location, an MTC must weigh, inventory, and account for, on video, the marijuana to be transported.

Marijuana must be packaged in sealed, labeled, and tamper-proof packaging prior to and during transportation. In the case of an emergency stop, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. An MTC shall ensure that delivery times and routes are randomized. Each MTC agent shall carry his or her CCC issued MUMP ID Card when transporting marijuana or MIPs and shall produce it to CCC representatives or law enforcement officials upon request. Where videotaping is required when weighing, inventorying, and accounting of marijuana before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. An MTC must document and report any unusual discrepancy in weight or inventory to the CCC and local law enforcement within 24 hours. An MTC shall report to the CCC and local law enforcement any vehicle accidents, diversions, losses, or other reportable incidents that occur during transport, within 24 hours. An MTC shall retain transportation manifests for no less than one year and make them available to the CCC upon request. Any cash received from a qualifying patient or personal caregiver must be transported to an MTC immediately upon completion of the scheduled deliveries. Vehicles used in transportation must be owned, leased or rented by the MTC, be properly registered, and contain a GPS system that is monitored by the MTC during transport of marijuana and said vehicle must be inspected and approved by the CCC prior to use.

During transit, an MTC is to ensure that: (i) marijuana or MIPs are transported in a secure, locked storage compartment that is part of the vehicle transporting the marijuana or MIPs; (ii) the storage compartment cannot be easily removed (for example, bolts, fittings, straps or other types of fasteners may not be easily accessible and not capable of being manipulated with commonly available tools); (iii) marijuana or MIPs are not visible from outside the vehicle; and (iv) product is transported in a vehicle that bears no markings indicating that the vehicle is being used to transport marijuana or MIPs and does not indicate the name of the MTC. Each MTC agent transporting marijuana or MIPs shall have access to a secure form of communication with personnel at the origination location when the vehicle contains marijuana or MIPs.

Massachusetts Adult-Use Cannabis Licensing Requirements
Many of the same application requirements exist for an adult-use Marijuana Establishment license application as to those for a medical MTC application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use Marijuana Establishment within the municipality and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include, amongst other information, the proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing the Marijuana Establishment’s proposed operating policies including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records, diversity plans, and employee training protocols.

Massachusetts Adult-Use Cannabis Dispensary Operational Requirements
Marijuana retailers are subject to certain operational requirements in addition to those imposed on Marijuana Establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least 21 years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue. Retailers are required to conduct monthly analyses of equipment and sales data to determine that such systems have not been altered or interfered with to manipulate sales data, and to report any such discrepancies to the CCC.

Dispensaries must also make consumer education materials available to patrons in languages designated by the CCC, with analogous materials for visually- and hearing-impaired persons. Such materials must include:

1.A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;
2.A warning that when under the influence of marijuana, driving is prohibited and machinery should not be operated;

3.Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;
4.Materials offered to consumers to enable them to track the strains used and their associated effects;
5.Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;
6.A discussion of tolerance, dependence, and withdrawal;
7.Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;
8.A statement that consumers may not sell marijuana to any other individual;
9.Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and
10.Any other information required by the CCC.

Massachusetts Adult-Use Cannabis Security and Storage Requirements
Each Marijuana Establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

1.Positively identifying and limiting access to individuals 21 years of age or older who are seeking access to the Marijuana Establishment or to whom marijuana products are being transported;
2.Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication are allowed to remain on the premises;
3.Proper disposal of marijuana in accordance with applicable regulations;
4.Securing all entrances to the Marijuana Establishment to prevent unauthorized access;
5.Establishing limited access areas which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
6.Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft or loss;
7.Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage, including prior to disposal, of marijuana or marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;
8.Keeping all locks and security equipment in good working order;
9.Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;
10.Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;
11.Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;
12.Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place, outside of the marijuana establishment, without the use of binoculars, optical aids or aircraft;
13.Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;
14.Establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss and associated risks to the safety of employees, customers and the general public;
15.Sharing the Marijuana Establishment’s floor plan or layout of the facility with law enforcement authorities, and in a manner and scope as required by the municipality and identifying when the use of flammable or combustible solvents, chemicals or other materials are in use at the Marijuana Establishment;
16.Sharing the Marijuana Establishment’s security plan and procedures with law enforcement authorities, including police and fire services departments, in the municipality where the Marijuana Establishment is located and periodically updating law enforcement authorities, police and fire services departments, if the plans or procedures are modified in a material way; and

17.Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

Massachusetts Adult-Use Cannabis Transportation Requirements
Marijuana products may only be transported between licensed Marijuana Establishments by registered Marijuana Establishment agents. A licensed marijuana transporter may contract with a Marijuana Establishment to transport that licensee’s marijuana products to other licensed establishments. All transported marijuana products are linked to the seed-to-sale tracking program. Any marijuana product that is undeliverable or is refused by the destination Marijuana Establishment shall be transported back to the originating establishment. All vehicles transporting marijuana products shall be staffed with a minimum of two Marijuana Establishment agents. At least one agent shall remain with the vehicle at all times that the vehicle contains marijuana or marijuana products. Prior to the products leaving a Marijuana Establishment, the originating Marijuana Establishment must weigh, inventory, and account for, on video, all marijuana products to be transported. Within eight hours after arrival at the receiving Marijuana Establishment, the receiving establishment must re-weigh, re-inventory, and account for, on video, all marijuana products transported. Marijuana products must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. In the case of an emergency stop during the transportation of marijuana products, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. A Marijuana Establishment or a marijuana transporter transporting marijuana products is required to ensure that all transportation times and routes are randomized and remain within Massachusetts.

Vehicles must additionally be equipped with a video system that includes one or more cameras in the storage area of the vehicle and one or more cameras in the driver area of the vehicle. The video cameras must remain operational at all times during the transportation process and have the ability to produce a clear color still photo whether live or recorded, with a date and time stamp embedded and that do not significantly obscure the picture.

Vehicles used for transport must be owned or leased by the Marijuana Establishment or transporter, and they must be properly registered, inspected, and insured in Massachusetts. Marijuana may not be visible from outside the vehicle, and it must be transported in a secure, locked storage compartment. Each vehicle must have a global positioning system, and any agent transporting marijuana must have access to a secure form of communication with the originating location.

CCC Inspections
The CCC or its agents may inspect an MTC, Marijuana Establishment and their affiliated vehicles at any time without prior notice. An MTC or Marijuana Establishment shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MTC or Marijuana Establishment to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MTC or Marijuana Establishment, and the MTC or Marijuana Establishment shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke a certificate of registration in accordance with the applicable regulations.

The Company is in compliance with the laws of the Commonwealth of Massachusetts and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the Company’s licenses, business activities or operations in the Commonwealth of Massachusetts. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the Commonwealth of Massachusetts, and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the Commonwealth of Massachusetts. See “Regulatory Framework – Compliance”.

Nevada

Nevada Regulatory Landscape
Medical marijuana use was legalized in Nevada by a ballot initiative in 2000. In November 2016, voters in Nevada passed an adult use marijuana measure to allow for the sale of adult use marijuana in the state. The first dispensaries to sell adult use marijuana began sales in July 2017. The Nevada Cannabis Compliance Board (“NV CCB”) is the regulatory agency overseeing the medical and adult use cannabis programs. The NV CCB has established limitations on the total number of adult-use and medical marijuana licenses.
To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Nevada. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Nevada Licenses

We, through our subsidiaries, currently hold adult-use and medical licenses issued by the Nevada Cannabis Control Board for, and we currently operate, four dispensaries Nevada, three of which are currently operational under the Nuleaf™ brand and one of which is currently operational under the BEYOND/HELLO™ brand. We also currently hold adult-use and medical cultivation licenses issued by the Nevada Cannabis Control Board for, and currently operate, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as adult-use and medical production licenses issued by the Nevada Cannabis Control Board, and currently operate a 13,000 sq. ft. processing facility in Reno, Nevada.

All marijuana establishments must obtain a license from the NV CCB. If applications contain all required information and after vetting by officers, establishments are issued a marijuana establishment license. In a local governmental jurisdiction that issues business licenses, the issuance by the NV CCB of a marijuana establishment license is considered conditional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final licenses are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email from the NV CCB and include a renewal form. The renewal periods serve as an update for the NV CCB on the licensee’s status toward active licensure. It is important to note that conditional licenses do not permit the operation of any commercial or medical cannabis activity. Only after a conditional licensee has gone through necessary state and local inspections, if applicable, and has received a final license from the NV CCB may an entity engage in cannabis business operation.

Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

License and Regulations
Retail dispensary licenses and registration certificates permit a license holder to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other retail stores and allows the sale of marijuana and marijuana products to consumers.

Medical cultivation licenses permit a license holder to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries, facilities for the production of edible medical marijuana products and/or medical marijuana-infused products, or other medical marijuana cultivation facilities.

Medical product manufacturing licenses permit a license holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible marijuana products or marijuana infused products to other medical marijuana production facilities or medical marijuana dispensaries. Individuals may become dually licensed to operate a medical cannabis establishment as well as an adult-use cannabis establishment.

Reporting Requirements
The State of Nevada uses METRC as its computerized T&T system used to track commercial cannabis on a seed-to-sale basis. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. The Company’s chosen seed-to-sale system will capture the required data points for cultivation, manufacturing and retail as required under state law.

Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against diversion, theft, and loss of cannabis and cannabis products, licensees are required to do the following:

1.Maintain an enclosed, locked facility;
2.Have a single secure entrance;
3.Train employees in security measures and controls, emergency response protocol, confidentiality requirements, safe handling of equipment, procedures for handling products, as well as the differences in strains, methods of consumption, methods of cultivation, methods of fertilization and methods for health monitoring;
4.Implement and install, at a minimum, the following security equipment and practices to deter and prevent unauthorized entrances:
a.devices that detect unauthorized intrusion (which may include a signal system);
b.exterior lighting designed to facilitate surveillance;
c.electronic monitoring devices, further including (without limitation):
i.at least one call-up monitor that is at least 19 inches in size;
ii.a video printer that can immediately produce a clear still photo from any video camera image;
iii.video cameras with a recording resolution of at least 704 x 480 that full capture all of the building’s points of ingress and egress as well as all interior limited access areas such that such cameras capture and can identify any activity occurring in or adjacent to the building;
iv.a video camera at each point-of-sale location which allows for the identification of any person who holds a valid registry identification card, including, without limitation, a designated primary caregiver, purchasing medical marijuana;
v.a video camera in each grow room that can identify any activity occurring within the grow room in low light conditions;
vi.a method for storing video recordings from the video cameras for at least 30 calendar days;
vii.a failure notification system that provides an audible and visual notification of any failure in the electronic monitoring system;
viii.sufficient battery backup for video cameras and recording equipment to support at least five (5) minutes of recording in the event of a power outage; and
ix.a security alarm to alert local law enforcement of unauthorized breach of security; and
5.Implement security procedures that:
a.restrict access of the establishment to only those persons/employees authorized to be there;
b.deter and prevent theft;
c.provide identification (badge) for those persons/employees authorized to be in the establishment;
d.prevent loitering;
e.require and explain electronic monitoring; and
f.require and explain the use of automatic or electronic notifications to alert local law enforcement of any security breaches.

The Company is in compliance with the laws of the State of Nevada and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the

Company’s business activities or operations in the State of Nevada. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the State of Nevada, and such non-compliance may have an impact on the Company’s business activities or operations in the state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the State of Nevada. See “Regulatory Framework – Compliance”.

Ohio

Ohio Regulatory Landscape
House Bill 523 effective on September 8, 2016, legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program (“MMCP”) allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board, to purchase and use medical marijuana. House Bill 523 required that the framework for the MMCP would be in place no later than September 2018. This timeframe allowed for a deliberate process to ensure the safety of the public and to promote access to a safe product. Sales of medical marijuana in Ohio began in January 2019.
The following three state government agencies are currently responsible for the operation of the MMCP: (i) the Ohio Department of Commerce is responsible for overseeing medical marijuana cultivators, processors and testing laboratories; (ii) the State of Ohio Board of Pharmacy (“OBOP”) is responsible for overseeing medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana and coordinating the Medical Marijuana Advisory Committee; and (iii) the State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended. Currently, the three agencies jointly administer Ohio’s regulations under the auspices of the MMCP; however, as of January 1, 2024, responsibility for oversight of medical marijuana will be consolidated within the Department of Commerce.

Qualifying medical conditions for medical marijuana include: HIV/AIDS, Lou Gehrig’s disease, Alzheimer’s disease, cancer, chronic traumatic encephalopathy, Crohn’s disease, epilepsy or other seizure disorder, fibromyalgia, glaucoma, hepatitis C, inflammatory bowel disease, multiple sclerosis (MS), pain (either chronic, severe, or in tractable), Parkinson’s disease, PTSD, sickle cell anemia, spinal cord disease or injury, Tourette’s syndrome, traumatic brain injury, ulcerative colitis. In order for a patient to be eligible to obtain medical marijuana, a physician must make the diagnosis of one of these conditions. The OBOP is in the process of revising its regulations for dispensaries, for the forms and methods for administering medical marijuana, and for patients and caregivers.

Several forms of medical marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, Tinctures, plant material, edibles, patches and any other forms approved by the State Board of Pharmacy.
On November 7, 2023, Ohio voters approved a ballot measure that would legalize adult use marijuana. As presented to Ohio voters, the ballot measure would permit adults 21 and older to buy and possess up to 2.5 ounces of cannabis and grow cannabis plants at home. As a statute passed by ballot measure, the measure is subject to amendment by the Ohio legislature. Legislative leaders in Ohio have expressed skepticism about the ballot measure as approved, but the final contours of adult use marijuana in Ohio remain unclear at this time.

To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of Ohio. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Ohio Licenses
We, through our subsidiaries, currently hold a medical marijuana dispensary license issued by the Ohio Board of Pharmacy, and we currently operate, one medical dispensary under the BEYOND/HELLO™ brand in Ohio. We also currently hold a cultivator level II license issued by the Ohio Department of Commerce, and currently operate, a 10,000 sq. ft. cultivation facility. We also currently hold a processor license issued by the Ohio Department of Commerce.
License and Regulations
To be considered for approval of an applicable license, the applicant must complete all mandated requirements. To obtain a Certificate of Operation for a cultivation facility, processing facility, or medicinal dispensary, as applicable, the prospective licensee must be capable of operating in accordance with Chapter 3796 of the Revised Code, as administered by the Medical Marijuana Control Program. Certificates of Operation carry one-year terms.
Reporting
Ohio uses the METRC system as its seed-to-sale tracking system. Licensees are required to use METRC to push data to the State to meet all of the reporting requirements.
Storage and Security
All licensees must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis, including:

•A perimeter alarm;
•Motion detectors; and
•Duress and panic alarms.
Video cameras must be installed at the processing facility and directed at all approved safes, approved vaults, cannabis sales areas, and any other area where plant material, medical cannabis extract, or medical cannabis products are being processed, stored or handled. Video surveillance must take place 24 hours a day, 7 days a week. Recordings from all video cameras must be readily available for immediate review by regulating and law enforcement with jurisdiction upon request and must be retained for at least 45 days.
The Company is in compliance with the laws of the State of Ohio and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the Company’s business activities or operations in the State of Ohio. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the State of Ohio, and such non-compliance may have an impact on the Company’s business activities or operations in the state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the State of Ohio. See “Regulatory Framework – Compliance”.
Pennsylvania
Pennsylvania Regulatory Landscape
The Pennsylvania Medical Marijuana Act (the “PAMMA”) was signed into law on April 17, 2016 and originally provided access to Pennsylvania residents with one of 17 qualifying conditions, including epilepsy, chronic pain, and post-traumatic stress disorder. Retail sales began in February 2018. The Commonwealth of Pennsylvania, which consists of nearly 13 million residents and qualifies as the fifth largest population in the U.S., operates as a high-barrier market with very limited market participation. The PAMMA authorizes only a maximum of 25 grower/processing permits and 50 dispensary permits. As part of “Phase 1” of the Commonwealth’s permitting process in 2017, the Pennsylvania Department of Health (the “PA DOH”) which administers the Commonwealth’s Medical Marijuana Program, originally awarded only 12 grower/processing permits and 27 dispensary permits. Subsequently, in 2018, PA DOH conducted “Phase 2” of the permitting process, during which it awarded the remaining 13 grower/processing permits and 23 dispensary permits authorized under the PAMMA. In July of 2019, the PA DOH expanded the list of qualifying medical conditions to include anxiety disorders and Tourette syndrome, and in March 2022 also expanded the list to include chronic hepatitis C. Historically, the PA DOH administered the medical marijuana program pursuant to temporary regulations promulgated in 2016. Following further legislative authorization for rulemaking, the PA DOH in March 2023 promulgated final, permanent regulations that replaced the temporary regulations.

To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the Commonwealth of Pennsylvania. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Pennsylvania Licenses
We, through our subsidiaries, currently hold six medical marijuana dispensary permits issued by the Pennsylvania Department of Health allowing for eighteen medical dispensaries in Pennsylvania, sixteen of which are currently operational under the BEYOND/HELLO™ brand, and two of which are currently being relocated within their permit’s geographical region. We also currently hold a medical marijuana grower-processor permit issued by the Pennsylvania Department of Health allowing for, and currently operate, a 123,000 sq. ft. cannabis cultivation and processing facility in Scranton, Pennsylvania, through our subsidiary Pennsylvania Medical Solutions, LLC.

All dispensaries must register with the PA DOH. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, the Company would expect its Pennsylvania subsidiaries to receive the applicable renewed license in the ordinary course of business. However, any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

License and Regulations
Each retail dispensary license permits the holder to purchase marijuana and marijuana products from grower/processing facilities and allows the sale of marijuana and marijuana products to registered patients.

Site-Visits & Inspections
All licensed dispensary locations must be inspected and approved by the PA DOH before commencing live operations. Thereafter, dispensaries are subject to PA DOH inspection, whether with or without notice.

Reporting Requirements
The Commonwealth of Pennsylvania uses MJ Freeway as a T&T system for seed-to-sale reporting. Individual permittees are required to use MJ Freeway to push data to the Commonwealth to meet all reporting requirements. The Company’s subsidiaries use MJ Freeway as its in-house computerized seed-to-sale software, which integrates with the Commonwealth’s MJ Freeway program and captures the required data points for cultivation, manufacturing and retail as required in the Pennsylvania medical marijuana laws and regulations.

Storage and Security
All dispensaries are required to have a locked limited access area for the storage of medical marijuana that is expired, damaged, deteriorated, mislabeled, contaminated, recalled or whose containers or packages have been opened or breached until such product is returned to the grower/processor. The Company subsidiary dispensaries maintain security systems with professional monitoring, 24-hours a day and seven days a week, and fixed cameras on the interior and exterior of the facilities in a manner consistent with Pennsylvania law. Data for surveillance systems is stored for a period of 4 years in a readily available format for investigative purposes.

The Company is in compliance with the laws of the Commonwealth of Pennsylvania and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the Company’s licenses, business activities or operations in the Commonwealth of Pennsylvania. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the Commonwealth of Pennsylvania, and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the Commonwealth of Pennsylvania. See “Regulatory Framework – Compliance”.

Virginia

Virginia Regulatory Landscape
Virginia legalized medical marijuana for the treatment of glaucoma and cancer as part of sweeping changes to the Commonwealth’s drug laws in 1979. In 2015, the Commonwealth passed legislation that provided an affirmative defense for the possession of cannabidiol or THC-A oil pursuant to a valid written certification for patient use of the oils from a physician to alleviate intractable epilepsy but made no provision for a patient to acquire these substances.
In 2017, Virginia commenced a program that allows registered patients to access and use cannabis oil. The enabling legislation also authorized the Commonwealth to issue 5 pharmaceutical processor licenses that allow the holder thereof to cultivate, manufacture and dispense medical cannabis from a single location. Pharmaceutical processor licenses are issued by the Virginia Board of Pharmacy (the “VA BOP”) on a regional (restricted) based such that only one licensee is permitted to operate in each of 5 defined Health Service Areas across the Commonwealth. In 2018, the Commonwealth expanded the program to allow eligible practitioners to recommend medical cannabis to patients suffering from any diseases or conditions. Additionally, the law required information about dispensed oils to be reported in the Prescription Monitoring Program (“PMP”) and mandated that practitioners check the PMP prior to issuing patient certifications. In March 2020, the Commonwealth further expanded the medical marijuana program by authorizing licensees to add 5 off-site dispensing locations within their Health Service Area, replacing definitions of CBD oil and THC-A oil with a single definition of “cannabis oil,” and removing certain restrictions applicable to oil potency. The March 2020 legislation will become effective on July 2020, and a subset of the regulations implementing the March 2020 legislation became effective on September 30, 2020 with the remaining provisions taking effect on February 8, 2021.
In March 2021, the Commonwealth again expanded its medical marijuana program by, among other things, authorizing pharmaceutical processors to sell botanical products, and particularly flower. Regulations implementing this change became effective in September of the same year. In March 2022, the program was again expanded when the General Assembly passed legislation eliminating the requirement that certified patients apply for and receive a patient registration card from VA BOP. This change took effect on July 1, 2022 without the need for regulation.
In 2023, bills designed to improve operational efficiency and to transition the medical cannabis program to a new regulating body, the Cannabis Control Authority (VA CCA) passed. Regulations implementing 2023 legislation were approved by VA CCA’s Board in September 2023, which regulations will become effective on January 1, 2024 when VA CCA formally takes over regulatory control of the medical cannabis program.

The Company, through Dalitso, is in compliance with applicable licensing requirements and the regulatory framework enacted by the Commonwealth of Virginia.

To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the Commonwealth of Virginia. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

Virginia Licenses
We, through our subsidiaries, currently hold one pharmaceutical processor permit and five cannabis dispensing facility permits, each issued by the Virginia Board of Pharmacy, collectively allowing for, and we currently operate, six medical dispensaries under the BEYOND/HELLO™ brand in Virginia. The aforementioned pharmaceutical processor permit issued by the Virginia Board of Pharmacy further entitles us to, and currently operate, a 93,000 sq. ft. cannabis cultivation and processing facility in Manassas, Virginia, through our subsidiary Dalitso LLC.

License and Regulations
A pharmaceutical processor are required to designate a “Pharmacist in Charge” to manage their operation, and to have a supervising pharmacist on duty during all hours of operation. Numerous tasks that involve handling cannabis oil must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling oils, removing oils from inventory, measuring oils for dispensing, and selling oils. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 6-to-1 (prior to recent legislative changes, the ratio was 4-to-1). The VA BOP has also imposed certain educational requirements cultivation and manufacturing processes, as well as significant employee training, both upon hire and on a regular, continuous basis thereafter.

A pharmaceutical processors must operate for a minimum of 35 hours per week. Access to the facility is limited to employees performing their job duties (who must display ID badges) and patients (and their parents or guardians). Pharmacists are required to counsel registered patients (and parents/legal guardians as applicable) about medical cannabis products, including (but not limited to) proper use and storage.

As a general matter, the VA BOP prohibits use of pesticides in cultivation (with some exception) and mandates that extraction methods meet industry standards. All medical cannabis products must be branded, tested, and registered with the VA BOP before they can be dispensed. Medical cannabis products must be packaged in child-resistant containers (with limited exceptions), properly labeled, and tested (at the batch level) by qualified independent laboratories. In the course of dispensing operations, a pharmacist or pharmacy technician must check patient identification and certification before dispensing any medical cannabis product(s) and detailed records about all dispensing transactions (along with other records) must be maintained for a period of not less than 3 years, and the licensee must implement a stringent quality assurance program designed to prevent dispensing errors. Expired, damaged or otherwise waste cannabis plant material and products must be stored in a secure manner until properly destroyed.

Storage and Security
Pharmaceutical processors are subject to a number of inventory and security requirements under Virginia law and VA BOP regulations. For example, they must: conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct weekly inventory reviews; and prepare an annual inventory report (inventory records must be made available to the VA BOP and its agents for inspection and copying). All parts of the cannabis plant and medical cannabis products (whether finished or in process) must be stored in a locked and secured vault or safe with appropriate access limitations and the pharmaceutical processor must maintain a sophisticated security system that satisfies VA BOP-mandated criteria. Cannabis and cannabis products must be stored in a generally clean, sanitary, and secure area, and storage areas and related procedures are subject to a number of VA BOP requirements. Pharmaceutical processors must install and maintain a video surveillance system that captures all areas where cannabis and cannabis products (whether finished or in process) are handled or stored. Surveillance recordings must be stored for 30 days and made available for the VA BOP’s immediate review upon request. All security breaches or other events must be promptly reported to the VA BOP.

Site-Visits & Inspections
At all times, pharmaceutical processing facilities are subject to inspection by the VA BOP and certain other authorized agencies, and pharmacists and pharmacy technicians on-site must be prepared to present their current license or registration to the VA BOP or its agencies during inspections.

Reporting Requirements
Pharmaceutical processors are required to maintain an electronic tracking system comprised of an electronic radio-frequency identification seed-to-sale system capable of tracking cannabis from either the seed or immature plant stage until the cannabis oils are sold to a registered patient, parent, or legal guardian or until the cannabis, including the seeds, parts of plants, and extracts, are destroyed. The electronic tracking system shall include, at a minimum, a central inventory management system and standard and ad hoc reporting functions as required by the VA BOP (and must otherwise satisfy recordkeeping laws, rules and regulations).

The Company is in compliance with the laws of the Commonwealth of Virginia and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the Company’s licenses, business activities or operations in the Commonwealth of Virginia. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the Commonwealth of Virginia, and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the Commonwealth of Virginia. See “Regulatory Framework – Compliance”.
Compliance
With the oversight and under the direction of the VP of Compliance, the Company’s legal department oversees, maintains and implements a compliance program in conjunction with its operations in each jurisdiction. In addition to the Company’s legal and compliance departments, the Company has local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which it operates. Together with on-site management in each jurisdiction, the Company’s legal and compliance departments are responsible for ensuring operations and employees strictly comply with applicable laws, regulations and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Company designates a duly qualified and experienced manager at each location who is responsible to coordinate with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with the Company’s written security procedures and all regulatory compliance standards.

In conjunction with the Company’s human resources and operations departments, the compliance and quality departments help oversee and implement training for all employees, including on the following topics:

•compliance with state and local laws;
•cultivation/manufacturing/dispensing/transport procedures (as applicable);
•security and safety policies and procedures;
•inventory control, T&T, seed-to-sale, and point of sale systems training (as applicable); and
•quality control.

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis (including living plants and harvested plant material) and cannabis product inventory. Only authorized, properly trained employees are allowed to access the Company’s inventory management systems.

The Company’s compliance department and legal team, comprised of in-house and local outside counsel, monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The team maintains records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved. The Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. Training on these standard operating procedures is mandatory by all employees and defined by function and role.

The Company has developed and continues to refine a robust compliance program designed to ensure operational and regulatory requirements continue to be satisfied and has worked closely with experts and outside counsel to develop compliance procedures intended to assist the Company in monitoring compliance with U.S. state law on an ongoing basis. The Company will continue to work closely with outside counsel and other compliance experts to further develop, enhance and improve its compliance and risk management and mitigation processes and procedures in furtherance of continued compliance with the complex regulatory frameworks of the states where the Company operates. The internal compliance program currently in place includes continued monitoring by managers and executives of the Company and its subsidiaries to ensure that all operations conform to and comply with required laws, rules, regulations and SOPs. The Company further requires its operating subsidiaries to report and disclose all instances of non-compliance, regulatory, administrative, or legal proceedings that may be initiated against them.

Notwithstanding the foregoing, from time to time, as with all businesses and all rules, it is anticipated that the Company, through its subsidiaries and establishments to which the Company provides operational support, may experience incidences of non-compliance with applicable rules and regulations, which may include minor matters such as:

•staying open slightly too late due to an excess of customers at stated closing time;
•minor inventory discrepancies with regulatory reporting software;
•missing fields in regulatory reports;
•missing fields entries in a visitor log;
•cleaning schedules not available on display;
•educational materials and/or interpreter services not available in a sufficient number of languages;
•updated staffing plan not immediately available on site;
•improper illumination of external signage;
•marijuana infused product utensils improperly stored;
•partial obstruction of camera views; and/or
•supplemental use of onsite surveillance room (i.e., storage).

In addition, either on an inspection basis or in response to complaints, such as from neighbors, customers or former employees, State or local regulators may, among other things, issue investigatory- or demand-type letters, give warnings to or cite businesses which the Company operates or for which the Company provides operational support for violations, including those listed above. Such regulatory actions could lead to a requirement or directive to submit and thereafter comply with (for example) a plan of correction. Depending on the jurisdiction, it is also possible regulators may assess penalties and/or amendments, suspensions or revocations of licenses or otherwise take action that may impact the Company’s licenses, business activities, operational support activities or operations.

To minimize opportunities for non-compliance and among other measures, the Company has implemented regular compliance reviews to ensure its subsidiaries and establishments to which it provides operational support are operating in conformance with applicable State and local cannabis rules and regulations. In the event non-compliance is discovered, during a compliance review or otherwise, the Company will promptly remedy the same, including by self-reporting to applicable State and local cannabis regulators as and when required by law and will make all requisite and appropriate public disclosures of non-compliance, citations, notices of violation and the like which may have an impact on its licenses, business activities, operational support activities or operations.

State License Renewal Requirements
For each of our provisional and operational licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including but not limited to (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure of the company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or otherwise remain in good standing (c) failure to submit or implement a plan of correction for any identified violation, (d) attempting to assign registration to another entity without state approval, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (h) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Certain jurisdictions also require licensees to attend a public hearing or forum in connection with their license renewal application.

Human Capital Resources

As of December 31, 2023, we had 1,188 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital.

Our employees are split across the Company as follows:

Corporate	130
Retail	443
Manufacturing	615
Total:	1,188
On February 16, 2023, the National Labor Relations Board (“NLRB”) conducted an election to determine whether certain Beyond Hello IL, LLC employees located at 2021 Gooselake Lake Road, Sauget, Illinois 62206 would be represented by United Food and Commercial Workers Union, Local 881 (“Local 881”). Local 881 received votes from the majority of the valid ballots cast. The NLRB certified the election on February 28, 2023. As of December 31, 2023, approximately 20 employees who work in our Sauget, Illinois dispensary are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 881.

As of December 31, 2023, approximately 142 employees who work in our Scranton, Pennsylvania grower processor facility and approximately 18 employees who work in our Bethlehem, Dickson City and Stroudsburg, Pennsylvania dispensaries are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 1776KS.
We did not experience any union work stoppages in 2023 and we consider our relationship with our employees to be good.

Available Information
We maintain a website at http://www.jushico.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all filed exhibits and amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed, with or furnished to, the SEC. The information provided on our website is not part of this document. You may also read and copy these reports, proxy statements and other information on the SEC’s website at www.sec.gov. Additional information relating to the Company is also available under the Company’s profile under SEDAR at www.sedar.com.
Item 1A. Risk Factors
Summary of Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Subordinate Voting Shares.
Risks Related to Our Business and Industry
•Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.
•If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.
•We have a history of sustained losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to achieve profitability.
•We have concluded there is a substantial doubt about our ability to continue as a going concern.
•The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the U.S.
•We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
•We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.
•We are highly dependent on certain key personnel.
•We face inherent risks of liability claims related to the use of our products.
•We may become party to litigation in the ordinary course of business.
•Consumer preferences may change and our products may no longer be appealing to consumers.
•Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
•Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
•We have a substantial level of indebtedness that requires us to comply with certain restrictions and covenants, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. The terms of our indebtedness may also impair our ability to respond to changing business and economic conditions and may seriously harm our business.
•We are subject to labor risks and a dispute with our employees or labor unions could have an adverse effect on our results of operations.
Risks Related to the Regulatory Environment
•Cannabis is illegal under U.S. federal law.
•The regulation of cannabis in the U.S. is uncertain.
•Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.

•Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.
•As a cannabis company, we may be subject to heightened scrutiny in Canada and the U.S. that could materially adversely impact the liquidity of the Subordinate Voting Shares.
•As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
•Our property is subject to risk of civil asset forfeiture.
•We may be at a higher risk of U.S. Internal Revenue Service (“IRS”) audit.
•We could be subject to criminal prosecution or civil liabilities under the Racketeer Influenced Corrupt Organizations Act (“RICO”).
Risks Related to Owning Jushi’s Subordinate Voting Shares
•Return on Subordinate Voting Shares is not guaranteed.
•Raising additional capital may cause dilution to our shareholders.
•Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
•The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.
•There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.
•We will be subject to increased costs as a result of being a U.S. reporting company.
Risk Factors
Risks Related to Our Business and Industry
The cannabis industry is relatively new.
We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol (CBD), and tetrahydrocannabinol (THC) remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.
Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.
As we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.
We may acquire other companies or technologies.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions. The risks we face in connection with acquisition include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of intangible assets or other assets acquired in transactions that may have an adverse effect on our operating results in a given period;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with any future acquisitions or investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.

We may issue additional Subordinate Voting Shares in connection with such transactions, which would dilute our other shareholders’ interests in us. The presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could have a material adverse effect on our business, results of operations, prospects and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to successfully manage our growth may have a material adverse effect on our business, financial condition, results of operations or prospects.

We have a history of sustained losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to achieve profitability.
We have sustained net losses from operations and negative cash flow from operating activities in the past and may incur such losses and negative operating cash flow in the future. We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be more costly than expected, and we may not be able to increase our revenue enough to offset these higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

We have concluded there is a substantial doubt about our ability to continue as a going concern.
As described under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Liquidity Concerns”, we have evaluated our financial condition as of the date this report and, based on this evaluation, we have determined that, as of the date of this report, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of this report.
In addition, our determination of the existence of substantial doubt as to the Company’s ability to continue as a going concern itself has had, and may in the future have, adverse consequences for the Company. Furthermore, such determination may cause or result in:
•harm to the Company’s reputation, investor confidence, customer relationships, relationships with the Company’s agent and lenders, and the willingness for third parties to do business with the Company on favorable terms, or at all, in the future;
•disruption of the Company’s business;
•distraction of the Company’s management and employees;
•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
•increased market price volatility in its subordinate voting shares; and
•increased costs and advisory fees.
If we are unable to mitigate these or other potential risks related to the uncertainty caused by the Company’s determination that substantial doubt exists as to the Company’s ability to continue as a going concern, as well as its noncompliance with the terms of its Senior Secured Credit Facility (the “Acquisition Facility”), it may disrupt the

Company’s business and/or materially and adversely impact the Company’s prospects, reputation, revenue, operating results, and financial condition.
Our auditors also concluded there is a substantial doubt about our ability to continue as a going concern.
Our auditors also evaluated our financial condition as of the date of this report and reached a conclusion that the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of this report, as described in their Report of Independent Registered Public Accounting Firm, which is included in Part II - Item 8. Audited Financial Statements.
The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the U.S.
Given the heightened risk profile associated with cannabis in the U.S., capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the U.S. to trade our securities. In the event residents of the U.S. are unable to settle trades of our securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.
We expect to be subject to taxation in both Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.
We are a Canadian corporation, and as a result generally would be classified as a non-U.S. corporation under the general rules of U.S. federal income taxation. Section 7874 of U.S. Internal Revenue Code of 1986, as amended (the “Code”), however, contains rules that can cause a non-U.S. corporation to be taxed as a U.S. corporation for U.S. federal income tax purposes. Under Section 7874 of the Code, a corporation created or organized outside of the U.S. will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which is referred to as an inversion, if each of the following three conditions are met: (i) the non-U.S. corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury regulations, substantially all of the assets held, directly or indirectly, by a U.S. corporation or constituting a U.S. trade or business, (ii) after the acquisition, the former shareholders of the acquired U.S. corporation hold at least 80% (by vote or value) of the shares of the non-U.S. corporation by reason of holding shares of the acquired U.S. corporation or acquired trade or business, and (iii) after the acquisition, the non-U.S. corporation’s expanded affiliated group does not have substantial business activities in the non-U.S. corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities.

Pursuant to Section 7874 of the Code, we are classified as a U.S. corporation for U.S. federal income tax purposes and are subject to U.S. federal income tax on our worldwide income. Regardless of any application of Section 7874 of the Code, however, we expect to be treated as a Canadian resident company for purposes of the Canadian Income Tax Act, as amended. As a result, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

We are a holding company and our ability to pay dividends or make other distributions to shareholders may be limited.
We are a holding company and essentially all of our assets are the capital stock of our subsidiaries. We currently conduct substantially all of our business through our subsidiaries, which currently generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future growth opportunities are largely dependent on the earnings of our subsidiaries and the distribution of those earnings to Jushi Holdings Inc. The ability of our subsidiaries to pay dividends and other distributions will depend on those subsidiaries’ operating results and will be subject to applicable laws and regulations that require that solvency and capital standards be maintained by a subsidiary company and contractual restrictions contained in the instruments governing any current or future indebtedness of our subsidiaries. In the event of a bankruptcy, liquidation or reorganization of our subsidiaries, holders of indebtedness and trade creditors of that subsidiary may be entitled to payment of their claims from that subsidiary’s assets before we or our shareholders would be entitled to any payment or residual assets.

We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
We face competition from companies that may have greater capitalization, greater access to public equity markets, longer operating histories and more manufacturing, retail and marketing experience than us. As we execute our growth strategy, operators in markets we enter in the future will become direct competitors, and we are likely to continue to face increasing and intense competition from these companies. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

If the number of users of adult-use and medical marijuana in the U.S. increases, the demand for products will increase. Consequently, we expect that competition will become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will require a continued investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain sufficient levels of investment in research and development, marketing, sales and client support efforts to remain competitive, which could materially and adversely affect our business, financial condition and results of operations.

The cannabis industry is undergoing rapid growth and substantial change, which have resulted in an increase in competitors, consolidation and the formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on prices for our products and services, which could result in impairment of our asset values and negatively impact our profitability.

We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.
Because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, the third-party market data available to us is limited and unreliable. Accordingly, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this report. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

We are subject to risks related to growing an agricultural product.
Our business involves the growing of cannabis, an agricultural product. Such business is subject to the risks inherent in the agricultural business, such as losses due to infestation by insects or plant diseases and similar agricultural risks. Although much of our growing is expected to be completed indoors, there can be no assurance that natural elements will not have a material adverse effect on our future production.

We are highly dependent on certain key personnel.
We depend on key managerial personnel, including James Cacioppo, our Chief Executive Officer and Chairman, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-

day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.

We face inherent risks of liability claims related to the use of our products.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products cause or are alleged to have caused significant loss or injury. Although we have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that we purchase from third party licensed producers, caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption and use of cannabis products alone or in combination with other medications or substances could occur. In addition, the manufacture and sale of cannabis products involve risk of injury to consumers due to tampering by unauthorized third parties or product contamination. A product liability claim or regulatory action against us, whether or not successful, could result in materially increased costs, adversely affect our reputation with our clients and consumers generally, and have a material adverse effect on our results of operations and financial condition.

We may become party to litigation in the ordinary course of business.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Subordinate Voting Shares. Even if we achieve a successful result in any litigation in which we are involved, the costs of litigation and redirection of our management’s time and attention could have an adverse effect on our results of operations and financial condition.

Consumer preferences may change and our products may no longer be appealing to consumers.

Consumer preferences may change, and we may be unsuccessful in acquiring or retaining consumers and keeping pace with changing market developments. This could result in lower than expected demand for our products, which could adversely affect our revenues.

As a result of constantly changing consumer preferences, consumer products often attain financial success for a limited period of time. Even if our products achieve financial success, there can be no assurance that we are able to maintain that success or that those products will enable us to continue to be profitable. Our success will be significantly dependent upon our ability to develop new and improved product lines and adapt to consumer preferences. Even if we are successful in introducing new products or further developing our current products, the failure of those products to gain consumer acceptance or the failure to update our products in ways that our customers expect could cause a decline in our products’ popularity and impair our brand. In addition, we may be required to invest significant amounts of capital in the creation of new product lines, brands, marketing campaigns, packaging and other product features—none of which are guaranteed to be successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance, or our inability to satisfy consumer preferences, could adversely affect our ability to generate sufficient revenue in order to maintain profitability.

The cannabis industry is in its early stages of development and it is likely that we, and our competitors, will seek to introduce new products in the future. We may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business and results of operations.

Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of medical marijuana distributed to those consumers. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of that brand and Jushi generally could be harmed. Any recall could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business or our market, our share price and trading volume could decline.
The trading market for our Subordinate Voting Shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business, our market or our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Subordinated Voting Shares or publish inaccurate or unfavorable research about our business or industry, the trading price of our shares would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

We are subject to security risks related to our products as well as our information and technology systems.
Given the nature of our product and its limited legal availability, we are at significant risk of theft at our facilities. We implement security measures to counteract this threat, but there is no guarantee that these measures will be sufficient. A breach of our security measures at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our products.
In addition, we collect and store personal information about our patients and confidential information about our business, and we are responsible for protecting that information from privacy breaches. We store certain personally identifiable information and other confidential information of our customers and/or our business on our systems and applications. We may retain third-party vendors to collect and store personally identifiable information and other confidential information and/or our business, to the extent permitted by applicable law. Though we maintain, and expect our third-party vendors to maintain, robust, proprietary security protocols, we or our third-party vendors may experience attempts by unauthorized parties to access the personally identifiable information and other confidential information of our customers and/or our business. This information could also be otherwise exposed through human error or malfeasance by us or our third-party vendors. The unauthorized access or compromise of this personally identifiable information and/or other confidential information could have a material adverse impact on our business, financial condition, reputation and results of operations.
A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition, reputation and results of operations.
Our operations depend and will depend, in part, on how well we and our third-party vendors protect our networks, equipment, information technology (“IT”), systems and software against damage from a number of threats, including, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend and will continue to depend on our and our third-party vendors timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.
We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, which may subject us to investigations and actions.
We are exposed to the risk that any of the employees, independent contractors and consultants of our company and our subsidiaries may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates, (i) government regulations, (ii) manufacturing standards, (iii) federal and local healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.
In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.
Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.
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
Our data and information technology systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including phishing attacks or malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our customers’ data. Additionally, our vendors and any third-party service providers we use who process information on our behalf may cause security breaches for which we are responsible or suffer losses.Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our partners and customers, result in disruption or interruption to our business operations, and subject us to significant liability and expense, which would harm our business, operating results, and financial condition.
We have a substantial level of indebtedness that requires us to comply with certain restrictions and covenants, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. The terms of our indebtedness may also impair our ability to respond to changing business and economic conditions and may seriously harm our business.
We had $200.8 million of indebtedness, as of December 31, 2023, excluding contractual maturities of $21.5 million of debt that is subject to indemnity claims in favor of the Company, and $3.3 million of debt that is subject to the completion of the liquidation of Jushi Europe. We have incurred significant indebtedness under our 12% second lien notes (the “Second Lien Notes”), Acquisition Facility, and certain acquisition-related promissory notes to fund working capital and other cash needs and to fund acquisitions. We expect to incur additional indebtedness in the future.
Our debt service cost for the Second Lien Notes is approximately $2.4 million per calendar quarter and our debt service cost for the Acquisition Facility is approximately $4 million per calendar quarter. The Second Lien Notes and the Acquisition Facility are secured by all material assets and owned equity of the Company and certain of its wholly-owned direct and indirect subsidiaries, subject to certain exclusions including cannabis, cannabis-related, hemp and hemp-related permits and licenses, most real property, accounts receivable, inventory, and assets and equity interests that cannot be collateralized pursuant to law or contractual obligation.
In addition, the terms of our existing debt instruments require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including:
•resulting in an event of default if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders and noteholders to foreclose on the assets securing any such debt;
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and thus render us unable to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, the terms of our debt instruments may prohibit such dispositions. We may not otherwise be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and any such proceeds received may not be adequate to meet any debt service obligations then due, which would seriously harm our business and prospects.

We are subject to labor risks and a dispute with our employees or labor unions could have an adverse effect on our results of operations.
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2023, approximately 180 of our employees are covered by collective bargaining agreements with labor unions, and it is possible that employees in certain other facilities or dispensaries will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Reliance on Third-Party Suppliers, Manufacturers and Contractors; Reliance on Key Inputs.
Our business is dependent on a number of key inputs from third-parties and their related costs, including raw materials and supplies related to its cultivation and manufacturing operations, as well as electricity, water and other local utilities. Due to the uncertain regulatory landscape for regulating cannabis in the U.S., our third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs from third-parties could materially impact our business, financial condition and operating results of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers in the future. If we become reliant upon a sole source supplier and that supplier was to go out of business or suspend services, we might be unable to find a replacement for such source in a timely manner or at all. Similarly, if any future sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Additionally, any supplier could at any time suspend or withdraw services. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

We rely on key utility services.
Our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Our cannabis growing operations consume and will continue to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may, in the future, adversely impact our business and our ability to operate profitably. Additionally, any significant interruption or negative change in the availability or economics of the supply chain for our key inputs could materially impact our business, financial condition and operating results. If we are unable to secure required supplies and services on satisfactory terms, it could have a materially adverse impact on our business, financial condition and operating results.

Inflation could pose a risk to our business.
A continued upward rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company also increases, such as labor costs, raw materials and public utilities, thus affecting our ability to provide our serves at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue.

Risks Related to the Regulatory Environment

Cannabis is illegal under U.S. federal law.
In the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized adult-use of cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the U.S., and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. On August 29, 2023, HHS delivered a recommendation to move cannabis from Schedule I to Schedule III to the DEA. The rescheduling recommendation from HHS is currently under DEA consideration. While this directive could result in the decriminalization of marijuana for medical and adult-use by descheduling or rescheduling marijuana, there are no assurances if or when there could be any change in the regulation of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens. We may also be subject to criminal charges under the CSA, and if convicted could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., our financial position, operating results, profitability or liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement or trial of any such proceedings or charges, and such time or resources could be substantial.

The regulation of cannabis in the U.S. is uncertain.
Our activities are subject to regulation by various state and local governmental authorities. Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, although we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail our ability to distribute or produce marijuana. Amendments to current laws and regulations governing the importation, distribution, transportation and/or production of marijuana, or more stringent implementation thereof could have a substantial adverse impact on us.

Government inquiries and investigations could harm our business or reputation.
As the regulatory framework for cannabis continues to evolve in the U.S., government officials often exercise broad discretion in deciding how to interpret and apply applicable local, state and federal laws or regulations. In the future, we may receive formal and informal inquiries from or become subject to investigations by various governmental regulatory authorities regarding our business and compliance with federal, state and local laws, regulations, or standards. Any determination or allegation that our products, operations or activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business in a number of ways. Even if such inquiries or investigations do not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, the existence of those inquiries or investigations alone could create negative publicity that could harm our business or reputation.

We are constrained by law in our ability to market our products in the jurisdictions in which we operate.
State and local jurisdictions enforce extensive and detailed requirements applicable to cannabis products in their jurisdiction. In addition, the Federal Trade Commission (the “FTC”) regulates advertising of consumer products generally, imposes requirements regarding the use and content of testimonials and endorsements, and also requires that advertising claims be adequately substantiated. As such, our brand and portfolio of products must be specifically tailored, and our marketing activities carefully structured, to comply with the state and local regulations, as well as the FTC’s rules and regulations. These restrictions may preclude us from effectively marketing our products and competing for market share, or impose costs on us that cannot be absorbed through increased selling prices for our products.

Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.
In February 2014, the Treasury Department Financial Crimes Enforcement Network (“FinCEN”) issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. While the guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses, so long as they meet certain conditions, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the U.S. Department of Justice (the “DOJ”), FinCEN, or other federal regulators. Because of this and the fact that the guidance may be amended or revoked at any time, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the U.S., and may have to operate our U.S. business on an all-cash basis. If we are unable or limited in our ability to open or maintain bank accounts, obtain other banking services or accept credit card and debit card payments, it may be difficult for us to operate and conduct our business as planned. Although, we are actively pursuing alternatives that ensure our operations will continue to be compliant with the FinCEN guidance (including requirements related to disclosures about cash management and U.S. federal tax reporting), we may not be able to meet all applicable requirements.

We are also subject to a variety of laws and regulations in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.

In the event that any of our operations or related activities in the U.S. were found to be in violation of money laundering legislation or otherwise, those transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-classified as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the FDA if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the U.S. Drug Enforcement Administration (the DEA). In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.
Should the U.S. federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

We could be materially adversely impacted due to restrictions under U.S. border entry laws.
Because cannabis remains illegal under U.S. federal law, those investing in Canadian companies with operations in the U.S. cannabis industry could face detention, denial of entry or lifetime bans from the U.S. as a result of their business associations with U.S. cannabis businesses. Entry into the U.S. happens at the sole discretion of U.S. Customs and Border Patrol (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-U.S. citizen or foreign national. The government of Canada has warned travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal law, could mean denial of entry to the U.S. Business or financial involvement in the cannabis industry in the U.S. could also be reason enough for denial of entry into the U.S. In

September 2018, the CBP released a statement outlining its current position with respect to enforcement of the laws of the U.S. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances. According to the statement, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the marijuana industry in U.S. states where it is legal under state law may affect admissibility to the U.S. In October 2018, the CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry in Canada. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada who seeks to come into the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.; however, if such person is found to be coming into the U.S. for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, the CBP has affirmed that employees, directors, officers and managers of and investors in companies involved in business activities related to cannabis in the U.S. (such as Jushi), who are not U.S. citizens face the risk of being barred from entry into the U.S. for life.

Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.
Disruptions and volatility in U.S. and global financial markets, inflation, recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations could be affected should a recession occur or rising inflation, the unemployment level or rising interest rates reach levels that influence consumer trends and spending and, consequently, impact our sales volume, pricing, cost of goods and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to increase or reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of a recession or other disruptions in the U.S. credit and financial markets and adverse U.S. and global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.

As a cannabis company, we may be subject to heightened scrutiny in Canada and the U.S. that could materially adversely impact the liquidity of the Subordinate Voting Shares.
Our existing operations in the U.S., and any future operations, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the U.S. and Canada.
Given the heightened risk profile associated with cannabis in the U.S., The Canadian Depository of Securities (“CDS”) may implement procedures or protocols that would prohibit or significantly impair the ability of CDS to settle trades for companies that have cannabis businesses or assets in the U.S.
In February 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, the parent company of CDS, announced the signing of a Memorandum of Understanding, which we refer to as the TMX MOU, with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no assurances given that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of the Subordinate Voting Shares to settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative was implemented and investors would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a stock exchange.

We may not be able to locate and obtain the rights to operate at preferred locations.
In Massachusetts and other states, the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.

As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
Under Section 280E of the Code “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the IRS to cannabis operations, prohibiting companies engaged in such operations from deducting expenses directly associated with the sale of cannabis. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E of the Code and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result of Section 280E of the Code, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

We may not have access to U.S. bankruptcy protections available to non-cannabis businesses.
Because cannabis is a Schedule I controlled substance under the CSA, many courts have denied cannabis businesses federal bankruptcy protections, making it difficult for lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us and may make it more difficult for us to obtain debt financing.

There is doubt regarding our ability to enforce contracts.
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level in the U.S., judges in multiple states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate U.S. federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce our contracts. If we are unable to realize the benefits of or otherwise enforce the contracts into which we enter, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to limits on our ability to own the licenses necessary to operate our business, which will adversely affect our ability to grow our business and market share in certain states.
In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own in that state. For example, in Massachusetts, no person or entity may have an ownership interest in, or control over, more than three medical licenses or three adult-use licenses in any category, which include cultivation, product manufacturing, transport or retail. Such limitations on the acquisition of ownership of additional licenses within certain states may limit our ability to grow organically or to increase our market share in affected states.

We may not be able to adequately protect our intellectual property.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection for our intellectual property, whether on a federal, state or local level.

Our property is subject to risk of civil asset forfeiture.
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry that is either used in the course of conducting or comprises the proceeds of a cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal process, it could become subject to forfeiture.

We may be at a higher risk of IRS audit.
We believe there is a greater likelihood that the Internal Revenue Service will audit the tax returns of cannabis-related businesses and/or businesses who deferred estimated tax payments. Non-payment can result in asset liens, etc. by the Internal Revenue Service. Any such audit of our tax returns could result in our being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

We may not be successful in defending our tax filing positions, which could adversely impact our financial condition and results of operations.
If our tax positions, including our tax position on 280E, were to be challenged by federal, state, local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Our management exercises significant judgment when assessing the probability of successfully sustaining our tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or we may be required to reduce the carrying amount of our net deferred tax asset or current ERC receivable, either of which could be significant to our financial condition and results of operations.

We may be unable to obtain adequate insurance coverage.
We have obtained insurance coverage with respect to workers’ compensation, general liability, directors’ and officers’ liability, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; however, because we are engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with our insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain insurance coverage at a reasonable cost or fully utilize such insurance coverage, if necessary.

We could be subject to criminal prosecution or civil liabilities under RICO.
RICO criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis related businesses as “racketeering” as defined by RICO. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties.

RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. Jushi or its subsidiaries, as well as its officers, managers and owners could all be subject to civil claims under RICO.

Risks Related to Owning Jushi’s Subordinate Voting Shares

Return on Subordinate Voting Shares is not guaranteed.
There is no guarantee that the Subordinate Voting Shares will earn any positive return in the short-term or long-term. A holding of Subordinate Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Subordinate Voting Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Raising additional capital may cause dilution to our shareholders.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of March 25, 2024, we have an aggregate of 196,634,931 Subordinate Voting Shares issued and outstanding (excluding securities convertible into or exercisable for Subordinate Voting Shares). A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.
The market price for the Subordinate Voting Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including, but not limited to, the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the cannabis industry; (iv) additions or departures of our executive officers and other key personnel; (v) release or expiration of transfer restrictions on our issued and outstanding shares; (vi) regulatory changes affecting the cannabis industry generally and our business and operations; (vii) announcements by us and our competitors of developments and other material events; (viii) fluctuations in the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility; (x) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (xi) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xii) false or negative reports issued by individuals or companies who have taken aggressive short sale positions; and (xiii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of those companies. Accordingly, the market price of the Subordinate Voting Shares may decline even if our operating results, underlying asset values or prospects have not changed.

These factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinate Voting Shares could be materially adversely affected.

There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.
Our Subordinate Voting Shares are listed for trading on the CSE under the trading symbol “JUSH” and quoted on the OTCQX Best Market under the symbol “JUSHF.” The liquidity of any market for the shares of our Subordinate Voting Shares will depend on a number of factors, including:
    •    the number of shareholders;
    •    our operating performance and financial condition;
    •    the market for similar securities;
    •    the extent of coverage by securities or industry analysts; and
    •    the interest of securities dealers in making a market in the shares.
There can be no assurance that an active trading market for the Subordinate Voting Shares will be sustained.

We are subject to increased costs as a result of being a U.S. and Canadian reporting company.
As a public issuer, we are subject to the reporting requirements and rules and regulations under the applicable Canadian and United States securities laws and rules of any stock exchange on which our securities may be listed from time to time. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition, and results of operations.
The provisions of our articles of incorporation requiring exclusive forum in the courts of the province of British Columbia and appellate courts therefrom for certain disputes may have the effect of discouraging lawsuits against us or our directors and officers.
Pursuant to section 28 of our articles of incorporation (the “Articles”), unless we approve or consent in writing to the selection of an alternative forum, the courts of the province of British Columbia and appellate courts therefrom shall be the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of our Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to our Company, (c) any action asserting a claim arising pursuant to any provision of the Business Corporations Act (British Columbia) or the Notice of Articles or Articles of our Company (as either may be amended from time to time); or (d) any action asserting a claim otherwise related to the relationships among our Company, its affiliates and their respective shareholders, directors and/or officers, but this does not include claims related to the business carried on by our Company or such affiliates; provided however it is uncertain whether such provision would apply to actions arising under U.S. federal securities laws, and if it does, whether a British Columbia Court would enforce such provision since in accordance with Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), United States federal courts shall have jurisdiction over all suits and any action brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and that in accordance with Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), United States federal and state courts shall have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
The choice of forum provision may limit the ability of our shareholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or other employees, and may discourage such lawsuits. If a British Columbia court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable United States federal securities laws and the rules and regulations thereunder.

We are an “emerging growth company” and will be able take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our Subordinate Voting Shares less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
We intend to take advantage of these reporting exemptions described above until we are no longer an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.
We cannot predict if investors will find our Subordinate Voting Shares less attractive if we choose to rely on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Subordinate Voting Shares and the price of our Subordinate Voting Shares may be more volatile.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”. When we cease to be an “emerging growth company”, we will also be required to comply with the auditor attestation requirements.

We have in the past discovered, and may in the future discover, areas of internal controls that need improvement, and we continue to work to remediate and improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our Cybersecurity program is informed by industry standard cybersecurity frameworks. We benchmark against these frameworks and our internal risk assessment process to inform how we identify, protect, detect, respond to, and recover from risks, threats, vulnerabilities, and cybersecurity incidents.
Our cybersecurity risk management program is part of and integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Members of our cybersecurity team collaborate with employees and management across our organization on an ongoing basis to assess and refine our cybersecurity processes, and we conduct cybersecurity awareness training of our employees, incident response personnel, and senior management. Our cybersecurity risk management program includes a Data Exposure Management Plan, which includes procedures for responding to cybersecurity incidents, and a Risk Management Policy.
We also utilize external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls. We have in place a third-party risk management process for third-party IT service providers, suppliers, and vendors.
Notwithstanding the foregoing, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
As of December 31, 2023, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information about our cybersecurity related risks (including as a result of any prior cybersecurity incidents), see Part 1, Item 1A, Risk Factors under the risk titled " We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee receives periodic reports from management on the Company’s cybersecurity management program as well as our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Our management team, including our Chief Financial Officer, Chief Legal Officer, VP of Internal Audit, VP of Information Technology and Director of Cybersecurity, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes technical and managerial expertise, enabling them to proficiently design, engineer, and oversee the organization’s overall security stance. Their capabilities encompass a wide range of skills, including experience in Security and Risk Management, Vulnerability Management, as well as backgrounds in Network Security and Operations, and Security Architecture.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
Our corporate headquarters are located in Boca Raton, Florida. The following table sets forth the Company’s principal cultivation and processing properties as of December 31, 2023.

Production Properties
Description	Location	Leased / Owned
Columbus Facility	Columbus, OH	Leased
Lakeville Facility	Lakeville, MA	Leased
Manassas Facility	Manassas, VA	Owned
Reno Facility	Reno, NV	Leased
Scranton Facility	Scranton, PA	Leased
Sparks Facility	Sparks, NV	Leased
Toledo Facility	Toledo, OH	Owned
As of December 31, 2023, we had thirty-four cannabis dispensaries located in California (one), Illinois (four), Massachusetts (two), Nevada (four), Ohio (one), Pennsylvania (sixteen) and Virginia (six). In January 2024, we opened our 17th cannabis dispensary in Pennsylvania. Most of our locations are leased from third parties, which have expiration dates between 2024 and 2043. We believe that our facilities and expansion plans are adequate for our current and anticipated needs.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. For a description of our legal proceedings, refer to Claims and Litigation in Note 22 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Subordinate Voting Shares are traded on the Canadian Securities Exchange (“CSE”) under the symbol “JUSH”. The Subordinate Voting Shares are also traded on the United States Over the Counter Stock Market (“OTCQX”) under the symbol “JUSHF”. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Shareholders
As of March 25, 2024, there are 230 holders of record of our Subordinate Voting Shares.

Dividends
We have not declared dividends or distributions on Subordinate Voting Shares in the past. In addition, among other things, the Trust Indenture governing the Second Lien Notes and the Acquisition Facility (each as defined and described in more detail in Note 10 - Debt of our financial statements included in this Annual Report on Form 10-K) limit our ability to declare or pay dividends or make certain other payments. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of dividends (including the Second Lien Notes and the Acquisition Facility) and any other factors that the board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total shareholder return on Jushi Holdings Inc. Subordinate Voting Shares from June 18, 2019, when Jushi Holdings Inc began trading on the CSE, through December 31, 2023, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on June 18, 2019. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Below are the specific companies included in the peer group.

•Trulieve Cannabis Corp.	•TerrAscend Corp.	•Verano Holdings Corp.
•MariMed Inc.	•Acreage Holdings, Inc.	•Ascend Wellness Holdings, Inc.
•4Front Ventures Corp.	•Cresco Labs Inc.	•Curaleaf Holdings, Inc.
•Green Thumb Industries Inc.
Recent Sales of Unregistered Securities
The following information represents securities we sold during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933 (the “Securities Act”) and not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Included are securities issued in exchange for services and securities issued upon cancellation of existing securities due to technical errors with the original securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
•In May 2023, we issued 300,000 warrants to a consultant for consultancy services. Each warrant entitles the consultant to purchase one Subordinate Voting Share (“SVS”) at an exercise price of $0.48. Subject to any vesting requirements, the warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
•In order to retain talent and manage the share reserve and dilution under our 2019 Equity Incentive Plan (the “2019 Plan”), in November 2023 our board of directors approved a resolution permitting us to offer to a consultant the right to cancel an aggregate of 600,000 warrants to purchase SVS held by the consultant (the “Existing Consultant Warrants”) and to receive new warrants with a different exercise price and vesting schedule but otherwise with the same terms as the Existing Consultant Warrants. The consultant elected to cancel its Existing Consultant Warrants, and in December 2023 the consultant was issued an aggregate of 600,000 new warrants to purchase SVS at an exercise price of $0.55 (the “New Consultant Warrants”). Subject to any vesting requirements, the New Consultant Warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
•In order to retain talent and manage the share reserve and dilution under our 2019 Plan, in November 2023 our board of directors approved a resolution permitting us to offer to Michelle Mosier, our Chief Financial Officer, and another employee the right to cancel an aggregate of 400,000 warrants to purchase SVS held by Ms. Mosier and the other employee (the “Existing Employee Warrants”) and to receive new warrants with a different exercise price and a shorter expiration period but otherwise with the same terms as the Existing Employee Warrants. Ms. Mosier and the other employee both elected to cancel their respective Existing Employee Warrants, and in December 2023 Ms. Mosier and the other employee were issued an aggregate of 400,000 new warrants to purchase SVS at an exercise price of $0.55 (the “New Employee Warrants”). Subject to any vesting requirements, the New Employee Warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
•In December 2023 we issued an aggregate of 250,000 warrants to two former employees in exchange for these employees agreeing to provide transition services to us for a predetermined period after their respective separations. Each warrant entitles the former employees to purchase one subordinate voting share at an exercise price of $0.55. Subject to any vesting requirements, the warrants may be exercised for cash or through a net settlement mechanism until the expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021 (the “Annual Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. The Annual Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”), and all amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.
We have elected to omit in this Annual Report on Form 10‑K, discussion on the earliest of the three years (the year ended December 31, 2022 as compared to the year ended December 31, 2021) covered by the Annual Financial Statements presented. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Jushi Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed in the United States with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2023, and filed in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”) for the omitted discussion.
Company Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions and capitalizing on such assets through strategic deployment in our day-to-day operations. We have targeted assets in highly populated, limited license medical markets on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult-use, namely Ohio and Virginia, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada and Massachusetts, and certain municipalities of California.
Refer to “Item I. Business” section and to our Annual Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K for additional information about us.
Factors Affecting our Performance and Related Trends
Competition and Pricing Pressure
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods. For further discussion on the impact of asset impairments during the years ended December 31, 2023 and 2022, refer to Note 7 - Goodwill and Other Intangible Assets of our Annual Financial Statements.

Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)
The following represents our recent developments since the filing of our Form 10-Q for the quarterly period ended September 30, 2023, which was filed on November 14, 2023. For information on our developments in the earlier part of 2023, also refer to (i) Form 10-Q for the quarterly period ended June 30, 2023, which was filed on August 11, 2023, and (ii) Form 10-Q for the quarterly period ended March 31, 2023, which was filed on May 15, 2023. The Form 10-Qs may also be accessed on SEDAR.
Amendment Number 2 to CEO Employment Agreement
In November 2023, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Second Amendment”) pursuant to which the CEO agreed to waive the $100 base salary annual increase for the year 2024, and the $850 annual cash bonus for the year 2023 that would otherwise have been paid to him, and agreed to the Company cancelling his 3,000,000-share option grant issued on October 27, 2021 in exchange for: (i) a lump sum cash payment of $213, which was paid in November 2023, (ii) $1,150 aggregate principal amount of Second Lien Notes due December 7, 2026 (the “Second Lien Notes”), which were issued in December 2023, and (iii) fully-detached warrants to purchase up to approximately $575 worth of the Company’s subordinate voting shares (“SVS”), which were issued in December 2023 resulting in the issuance of Warrants to purchase 718,750 SVS at an exercise price of $0.80 per share. The fair value of the Warrants that were issued was $191, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital.
Stock Option Cancellation and Regrant Program
On November 15, 2023, a limited stock option cancellation and regrant program was approved, pursuant to which a limited number of the Company’s senior management team, including the Company’s President Jon Barack and the Company’s Chief Legal Officer Tobi Lebowitz, and the Company’s non-employee directors (the “Eligible Participants”) may elect to cancel each option held by the Eligible Participants with an exercise price per SVS greater than or equal to $3.91, and to be granted a replacement option to purchase an identical number of SVS. Mr. Barack’s option to purchase 1,000,000 SVS and Ms. Lebowitz’s option to purchase 465,000 SVS and options to purchase up to an aggregate of 140,000 SVS held by the Company’s non-employee directors were eligible for the program, in addition to options to purchase up to an aggregate of 1,619,000 SVS held by other members of senior management. The vesting schedule for the officer and director replacement options, other than 300,000 of Ms. Lebowitz’s option, shall be reset to the replacement grant date. James Cacioppo, the Company’s Chief Executive Officer and Chairman of the board of directors was not eligible for the limited stock option cancellation and regrant program. On November 17, 2023, the Eligible Participants participated in this program, cancelling options that were previously granted at $3.91 or higher, and were regranted the same number of options on December 17, 2023, at an exercise price of $0.55.
Cancellation and Reissuance of CFO’s Warrants
On November 15, 2023, the Company’s board of directors also approved an offer to cancel warrants to purchase 200,000 SVS at an exercise price of $1.75 held by Michelle Mosier, the Company’s Chief Financial Officer, that were originally issued on December 9, 2022 (the “CFO Warrants”). The offer to cancel the CFO Warrants was accepted, and on December 17, 2023, Ms. Mosier was reissued the CFO Warrants at an exercise price of $0.55.
Second Lien Notes
As disclosed in Note 25 - Subsequent Events of the Annual Financial Statements, on January 24, 2024, the Company entered into two Note Exchange Agreements with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). The transaction closed in February 2024, whereby the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (1) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes, which was issued under the Company’s existing Trust Indenture, dated December 7, 2022, as amended on June 27, 2023, by and between the Company and Odyssey Trust Company, as trustee (the “Trust Indenture”); (2) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of December 7, 2026; and (3) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2023	2022	$ Change	% Change
REVENUE, NET	$269,445	$284,284	$(14,839)	(5)%
COST OF GOODS SOLD	(153,217)	(188,806)	35,589	(19)%
GROSS PROFIT	116,228	95,478	20,750	22%

OPERATING EXPENSES
Selling, general and administrative	110,472	156,166	(45,694)	(29)%
Asset impairments	8,574	159,645	(151,071)	(95)%
Total operating expenses	119,046	315,811	(196,765)	(62)%

LOSS FROM OPERATIONS	(2,818)	(220,333)	217,515	(99)%

OTHER INCOME (EXPENSE) :
Interest expense, net	(36,966)	(45,591)	8,625	(19)%
Fair value gain on derivative warrants	9,589	91,887	(82,298)	(90)%
Other, net	(3,101)	(19,839)	16,738	(84)%
Total other income (expense), net	(30,478)	26,457	(56,935)	(215)%

INCOME (LOSS) BEFORE INCOME TAX	(33,296)	(193,876)	160,580	(83)%
Income tax expense	(31,806)	(8,448)	(23,358)	276%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(65,102)	(202,324)	137,222	(68)%
Less: net loss attributable to non-controlling interests	—	—	—	—%
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(65,102)	$(202,324)	$137,222	(68)%
EARNINGS (LOSS) PER SHARE - BASIC	$(0.33)	$(1.06)	$0.73	(69)%
Weighted average shares outstanding - basic	194,770,212	190,021,550	4,748,662	2%
EARNINGS (LOSS) PER SHARE - DILUTED	$(0.33)	$(1.44)	$1.11	(77)%
Weighted average shares outstanding - diluted	194,770,212	204,235,432	(9,465,220)	(5)%

Year Ended December 31, 2023 as compared to the Year Ended December 31, 2022
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

Revenue, Net
The following table presents revenue by type for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Retail cannabis	$239,351	$261,016	$(21,665)	(8)%
Wholesale cannabis	30,094	23,160	6,934	30%
Other	—	108	(108)	(100)%
Total revenue, net	$269,445	$284,284	$(14,839)	(5)%
Revenue, net was $269,445, compared to $284,284, a decrease of $14,839, or 5%. Retail revenue decreased $21,665 due primarily to the closure of four underperforming stores, as well as declines in revenue in Illinois, due to the impact of the state of Missouri beginning adult-use (i.e. recreational) cannabis sales and in Pennsylvania due to increased competition. The decrease in retail revenue was partially offset by new Beyond HelloTM dispensary openings in Virginia and Ohio. The Company ended 2023 with thirty-four operating dispensaries in seven states, as compared to thirty-five in six states at the end of 2022.
Wholesale revenue increased $6,934 primarily due to continued advancements at our cultivation and processing facilities that have enabled us to diversify our product offerings, and increase our competitiveness with respect to quality, cost and distribution.
Gross Profit
Gross profit was $116,228 compared to $95,478, an increase of $20,750, or 22%. Gross profit margin increased to 43% compared to 34%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities and cost optimization initiatives such as changes to our packaging and changes to our retail labor model. The benefit of these improvements was partially offset by declines in retail revenue in Illinois and Pennsylvania driven by competition both inside of such states and, with respect to Illinois, in neighboring Missouri. Additionally, gross profit and gross profit margin for the prior year were negatively impacted by the sell through of inventory acquired in the acquisitions of Nature's Remedy, which was acquired in September 2021, and Apothecarium and NuLeaf acquired in 2022, which had a fair value step-up.
Operating Expenses
Operating expenses were $119,046 compared to $315,811, a decrease of $196,765, or 62%. The following table presents information of our operating expenses for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Salaries, wages and employee related expenses	$56,483	$71,237	$(14,754)	(21)%
Rent and related expenses	11,789	13,162	(1,373)	(10)%
Depreciation and amortization expense	10,656	12,724	(2,068)	(16)%
Share-based compensation expense	8,092	23,073	(14,981)	(65)%
Professional fees and legal expenses	7,732	10,371	(2,639)	(25)%
Goodwill impairment	7,329	39,643	(32,314)	(82)%
Indefinite-lived intangible asset impairment	845	111,515	(110,670)	(99)%
Tangible long-lived asset impairment	400	8,487	(8,087)	(95)%
Other expenses (1)	15,720	25,599	(9,879)	(39)%
Total operating expenses	$119,046	$315,811	$(196,765)	(62)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fee, software and technology costs, travel, and entertainment and conference and other.
The decrease in total operating expenses is primarily due to impairment charges incurred in 2022 and a decrease in employee-related costs. The impairment charges in 2022 relate to our operations in California, Massachusetts, Nevada, Ohio and Pennsylvania. Refer to Note 7 - Goodwill and Other Intangible Assets of our Annual Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on the impairment charges.

Salaries, wages, and employee-related expenses decreased due to a decrease in the number of employees as we worked to right size the organization, as well as changes to our staffing model at our retail stores. Lower share-based compensation expense for the year ended December 31, 2023 reflects lower value of share-based compensation granted as well as forfeitures of unvested equity awards. The year ended December 31, 2022 includes general and administrative expenses related to our transition to GAAP reporting and costs associated with our registration with the SEC, which is included in professional fees and legal expenses.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $36,966 compared to $45,591, a decrease of $8,625, or 19%. The decrease is due primarily to lower amortization of debt discount driven by the redemption of the Senior Notes in December 2022, partially offset by higher overall debt balance due in part to funding of the acquisitions made in 2022, as well as higher interest rates associated with the December 2022 modification of the Acquisition Facility, and the issuance of the Second Lien Notes.
Fair Value Gain on Derivatives
Fair value gain on derivatives was $9,589 compared to $91,887. Fair value gain on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net, was an expense of $3,101 compared to an expense of $19,839, a decrease in expense of approximately $16,738, or 84%. Other, net for the year ended December 31, 2022 was primarily related to a loss of $18,858 on redemptions of the Senior Notes.
Income Tax Expense
Income tax expense was $31,806 compared to $8,448, an increase of $23,358, or 276%. The change in income tax expense is primarily due to increased gross profit, fair value change of derivatives, uncertain tax positions, decreased non-deductible expenses pursuant to Internal Revenue Code Sec 280E and goodwill impairment in 2023. Whereas 2022 was primarily due to increased non-deductible expenses pursuant to Internal Revenue Code Sec 280E and impairment charges associated with our California, Massachusetts, Nevada, Ohio and Pennsylvania operations.
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

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.

(Amounts expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
NET LOSS (1)	$(65,102)	$(202,324)
Income tax expense	31,806	8,448
Interest expense, net	36,966	45,591
Depreciation and amortization (2)	26,588	26,492
EBITDA (Non-GAAP)	30,258	(121,793)
Non-cash share-based compensation	8,092	23,073
Inventory charge adjustments (3)	285	7,792
Indefinite-lived intangible asset impairment	845	111,515
Goodwill impairment	7,329	39,643
Tangible long-lived asset impairment	400	8,487
Fair value changes in derivatives	(9,589)	(91,887)
Losses on debt redemptions/extinguishments/modifications	—	18,858
Other, net (4)(7)	3,129	2,021
Start-up costs (5)	—	4,143
Transaction costs (6)	19	5,221
Adjusted EBITDA (Non-GAAP) (7)	$40,768	$7,073

(1)	Net loss includes amounts attributable to non-controlling interests.
(2)	Includes amounts that are included in cost of goods sold and in operating expenses.
(3)	Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relate to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date. The inventory recall reserves relate to the estimated impact of the Pennsylvania Department of Health recall and ban of vape products containing certain cannabis concentrates. The ban was lifted in June 2022.
(4)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on investments and financial assets; (iii) losses (gains) on legal settlements; (iv) severance costs; (v) foreign exchange losses (gains); and (vi) indemnification asset adjustments related to acquisitions.

(5)	Expansion and start-up costs incurred in order to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations of each new location.
(6)	Transaction costs include: (i) registration statement costs such as professional fees and other costs relating to our SEC registration; and (ii) acquisition and deal costs.
(7)	The sum of the four quarters in 2023 will not add to the year to date amounts due to an overstatement of $503 add back relating to net foreign exchange losses.

Liquidity
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $31,305 as of December 31, 2023. Capital expenditures for the year ended December 31, 2023 were $10,743. As of December 31, 2023, we had total current assets of $81,635, and total current liabilities of $162,460. We therefore had a net working capital deficit of $80,825.

The major components of our statements of cash flows for the years ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
	2023	2022
Net cash flows used in operating activities	$(3,318)	$(21,416)
Net cash flows used in investing activities	(6,392)	(80,859)
Net cash flows provided by financing activities	13,869	33,983
Effect of currency translation on cash	—	(49)
Net change in cash, cash equivalents and restricted cash	$4,159	$(68,341)
Operating activities. Cash used in operations for the year ended December 31, 2023 was $3,318, as compared to $21,416 for the year ended December 31, 2022. The decrease in cash used in operations was due to a reduction in the net loss, net of non-cash adjustments, partially offset by cash used for operating assets and liabilities in 2023 as opposed to cash provided by operating assets and liabilities in the prior year.
Investing activities. Net cash used in investing activities totaled $6,392 for the year ended December 31, 2023, as compared to $80,859 for the year ended December 31, 2022. The net cash used in investing activities for the year ended December 31, 2023 was comprised of $10,743 for the purchases of property, plant and equipment for use in our operations partially offset by $4,351 in proceeds from sale of property, plant and equipment. The net cash used in investing activities for the year ended December 31, 2022 was comprised of (i) $56,881 for the purchases of property, plant and equipment for use in our operations, (ii) $20,978 in payments for the acquisitions of Apothecarium and NuLeaf, net of cash acquired and (iii) $3,000 payment of contingent consideration liability for NuLeaf.
Financing activities. Net cash provided by financing activities totaled $13,869 for the year ended December 31, 2023, as compared to $33,983 for the year ended December 31, 2022. The net cash provided by financing activities for the year ended December 31, 2023 was comprised of (i) $21,900 in proceeds from mortgage loans and (ii) $3,862 in proceeds from other financing activities, partially offset by (i) $3,526 in net finance lease obligation payments, (ii) $4,875 payments related to the Acquisition Facility debt, (iii) $3,031 in payments of other financing activities, (iv) $250 in payments of loan financing costs, and (v) $211 in payments of mortgage-related debt. The net cash provided by financing activities for the year ended December 31, 2022 was comprised of (i) $31,594 in aggregate proceeds from the Second Lien Notes to partially fund the redemption of the Senior Notes, (ii) $25,000 in aggregate proceeds from the Acquisition Facility to fund the acquisitions of NuLeaf and Apothecarium, (iii) $13,680 in aggregate proceeds from private equity offerings in January 2022 and February 2022, (iv) $6,030 in proceeds from other debt and financing activities, (v) $2,800 in proceeds from mortgage-related debt and (vi) $1,203 in proceeds from the exercise of warrants and stock options. Partially offsetting these cash inflows in 2022 were (i) $33,726 in principal redemption repayments on the Senior Notes, (ii) $8,775 in payments of finance lease obligations, net (iii) $2,437 in payments of loan financing costs, (iv) $148 in payments of mortgage-related debt and (v) $1,238 in payments of other financing activities.
Liquidity Concerns
As reflected in our consolidated financial statements, we used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, our current liabilities exceeded our current assets by $80,825. Such current liabilities as of December 31, 2023 include aggregate contractual maturities of (i) $60,125 of the Senior Secured Credit Facility debt that is to be paid in cash within the next twelve months, absent a refinancing, (ii) $22,484 of debt (including $1,817 of interest and $4,167 of milestone accruals) that are subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months and (iii) $3,298 debt related to Jushi Europe SA, where the payments are subject to completion of the liquidation of Jushi Europe. Refer to Note 10 - Debt and Note 22 - Commitments and Contingencies of our Audited Financial Statements included elsewhere in this Annual Report on Form 10-K for more information. Absent a refinancing, we will not meet our obligations within the next year. We believe with refinancing, we will be able to meet our obligations.

As a result of the above, substantial doubt exists about our ability to continue as a going concern within the next twelve months from the date these financial statements are issued. We have a history of refinancing our debt and management intends to refinance the Senior Secured Credit Facility debt before the maturity date. The ability to continue as a going concern is dependent upon future financing. There is no assurance that we will be successful in this or any of our endeavors and continue as a going concern.
Additionally, the Acquisition Facility, as further described in Note 10 - Debt of our Audited Financial Statements included elsewhere in this Annual Report on Form 10-K, contains certain financial and other covenants with which we are required to comply. The required financial covenants relate to (i) a minimum unrestricted cash and cash equivalents balance requirement and (ii) a minimum quarterly revenue requirement. On February 24, 2023, February 27, 2023, and May 10, 2023, we were non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. We received waivers for the first two instances of non-compliance on April 17, 2023, and received a waiver for the third instance of non-compliance on May 11, 2023. Because we anticipated that the audit reports associated with our financial statements for the years ended December 31, 2022 and December 31, 2023 would contain a going concern qualification, and such going concern qualifications would constitute non-compliance with an affirmative covenant requiring us to obtain auditor reports associated with our annual financial statements that do not contain a going concern qualification, we obtained waivers of non-compliance with the aforementioned affirmative covenant on April 17, 2023, and March 12, 2024, respectively.
The consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
Capital Resources

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2023, we do not have any off‐balance sheet arrangements. Our principal and interest future obligations in relation to our debt that is subject to scheduled repayments in the amount of $200,794 as of December 31, 2023 are as follows: $89,300 for the year ended December 31, 2024, $106,444 for the two years ended December 31, 2026, and $53,087 for the two years ended December 31, 2028. Refer to Note 10 - Debt for additional information.
For our other contractual obligations, refer to Note 11 - Leases and Note 22 - Commitments and Contingencies of our Audited Financial Statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of our Annual Financial Statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are relevant. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. The critical accounting estimates and judgements are disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our Annual Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
We are exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
Market Risk
Strategic and operational risks arise if we fail to carry out business operations and/or raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.
Currency Risk
Our operating results and financial position are reported in U.S. dollars. As of December 31, 2023, the Company had Second Lien Notes in the amount of C$25,090 (~$18,941). We estimate that a 10% change in the exchange rate may result in approximately $2,000 change in the Second Lien Notes. Additionally, some of the Company’s other financial transactions are denominated in currencies other than the U.S. dollar. Accordingly, the Company’s results of operations are subject to currency transaction risks.
We have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
Credit Risk
Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions. At times throughout the year, we may maintain cash balances in certain bank accounts in excess of the Federal Deposit Insurance Corporation limits. The failure of a financial institution where we have deposits in excess of the Federal Deposit Insurance Corporation limits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect our business, financial condition and results of operations. We have not experienced any losses in such accounts and do not believe we are exposed to any significant credit risk in these bank accounts. We also do not believe we currently have credit risk related to our operations, as our revenue is generated primarily through cash transactions. Credit risk related to operations could increase as the Company continues to expand its wholesale operations.
Interest Rate Risk
Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Cash equivalents bear interest at market rates. Substantially all of our debt has fixed rates of interest and therefore our exposure is limited.
Inflation Risk
If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Asset Forfeiture Risk
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

Banking Risk
There has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of Jushi, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. We have banking relationships in all jurisdictions in which we operate.

1Item 8. Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Jushi Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Jushi Holdings Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant working capital deficit and sustained negative cash flows from operations and needs to refinance its credit facility to meet its obligations within the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to the refinancing are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Macias Gini & O’Connell LLP

Macias Gini & O’Connell LLP (PCAOB ID 324)

We have served as the Company's auditor since 2023.

San Jose, California
April 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Jushi Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Jushi Holdings Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficit, incurred significant operating losses and net loss, sustained significant negative cash flows from operations and needs to generate significant positive cash flows from operations, raise additional funds and/or sell assets to meet its obligations and sustain its operations and was non-compliant with certain debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP (PCAOB ID 688)

We served as the Company’s auditor from June 2021 to April 2023.

Chicago, Illinois
April 17, 2023

JUSHI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,027	$26,196
Restricted cash - current	3,128	—
Accounts receivable, net	3,380	4,809
Inventories, net	33,586	35,089
Prepaid expenses and other current assets	15,514	3,957
Total current assets	81,635	70,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	159,268	177,755
Right-of-use assets - finance leases	63,107	114,021
Other intangible assets, net	95,967	100,082
Goodwill	30,910	38,239
Other non-current assets	30,358	28,243
Restricted cash - non-current	2,150	950
Total non-current assets	381,760	459,290
Total assets	$463,395	$529,341

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,383	$21,313
Accrued expenses and other current liabilities	44,070	46,329
Income tax payable	5,190	19,921
Debt, net - current portion (including related party principal amounts of $3,298 and $3,189 as of December 31, 2023 and 2022, respectively)	86,514	8,704
Finance lease obligations - current	8,885	11,361
Derivative liabilities - current	2,418	—
Total current liabilities	162,460	107,628
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $19,788 and $17,491 as of December 31, 2023 and 2022, respectively)	126,041	180,558
Finance lease obligations - non-current	52,839	102,375
Derivative liabilities - non-current	220	14,134
Unrecognized tax benefits	100,343	57,200
Other liabilities - non-current	29,111	21,555
Total non-current liabilities	308,554	375,822
Total liabilities	471,014	483,450
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY:
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 196,631,598 and 196,686,372 Subordinate Voting Shares as of December 31, 2023 and 2022, respectively	—	—
Paid-in capital	503,612	492,020
Accumulated deficit	(509,844)	(444,742)
Total Jushi shareholders' (deficit) equity	(6,232)	47,278
Non-controlling interests	(1,387)	(1,387)
Total (deficit) equity	(7,619)	45,891
Total liabilities and equity	$463,395	$529,341

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE, NET	$269,445	$284,284	$209,292
COST OF GOODS SOLD	(153,217)	(188,806)	(125,898)
GROSS PROFIT	116,228	95,478	83,394

OPERATING EXPENSES
Selling, general and administrative	110,472	156,166	112,815
Asset impairments	8,574	159,645	6,344
Total operating expenses	119,046	315,811	119,159

LOSS FROM OPERATIONS	(2,818)	(220,333)	(35,765)

OTHER INCOME (EXPENSE):
Interest expense, net	(36,966)	(45,591)	(30,610)
Fair value gain on derivatives	9,589	91,887	105,170
Other, net	(3,101)	(19,839)	8,309
Total other income (expense), net	(30,478)	26,457	82,869

INCOME (LOSS) BEFORE INCOME TAX	(33,296)	(193,876)	47,104
Income tax expense	(31,806)	(8,448)	(29,625)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(65,102)	(202,324)	17,479
Less: net loss attributable to non-controlling interests	—	—	(2,772)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JUSHI SHAREHOLDERS	$(65,102)	$(202,324)	$20,251
EARNINGS (LOSS) PER SHARE - BASIC	$(0.33)	$(1.06)	$0.12
Weighted average shares outstanding - basic	194,770,212	190,021,550	170,292,035
EARNINGS (LOSS) PER SHARE - DILUTED	$(0.33)	$(1.44)	$(0.42)
Weighted average shares outstanding - diluted	194,770,212	204,235,432	201,610,251
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
(in thousands of U.S. dollars, except share amounts)

	Number of Shares			Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity	Non-Controlling Interests	Total Equity
	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares
Balances - January 1, 2021	149,000	4,000,000	132,396,064	$262,145	$(262,669)	$(524)	$2,947	$2,423
Public offering	—	—	13,685,000	85,660	—	85,660	—	85,660
Purchase of non-controlling interests - Agape	—	—	500,000	1,562	—	1,562	(1,562)	—
Acquisition of Grover Beach	—	—	49,348	368	—	368	—	368
Acquisition of Nature’s Remedy	—	—	8,700,000	35,670	—	35,670	—	35,670
Conversion of Super Voting Shares and Multiple Voting Shares	(149,000)	(4,000,000)	18,900,000	—	—	—	—	—
Shares issued for restricted stock grants	—	—	65,398	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	8,667,173	24,676	—	24,676	—	24,676
Shares issued upon exercise of stock options	—	—	216,133	171	—	171	—	171
Share-based compensation (including related parties)	—	—	—	14,506	—	14,506	—	14,506
Settlement of promissory notes due from related parties	—	—	(471,757)	30	—	30	—	30
Net income (loss)	—	—	—	—	20,251	20,251	(2,772)	17,479
Balances - December 31, 2021	—	—	182,707,359	424,788	(242,418)	182,370	(1,387)	180,983
Private placement offerings	—	—	3,717,392	13,680	—	13,680	—	13,680
Shares issued for Apothecarium acquisition	—	—	527,704	1,594	—	1,594	—	1,594
Shares issued for NuLeaf acquisition	—	—	5,551,264	15,102	—	15,102	—	15,102
Shares issued for service received	—	—	114,416	317	—	317	—	317
Shares issued upon conversion of debt at maturity	—	—	910,000	2,412	—	2,412	—	2,412
Shares issued upon exercise of warrants	—	—	3,176,601	10,578	—	10,578	—	10,578
Shares issued upon exercise of stock options	—	—	121,976	26	—	26	—	26
Share-based compensation (including related parties)	—	—	—	23,073	—	23,073	—	23,073
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	—	—	(140,340)	—	—	—	—	—
Collection of note receivable from employee shareholder	—	—	—	450	—	450	—	450
Net loss	—	—	—	—	(202,324)	(202,324)	—	(202,324)
Balances - December 31, 2022	—	—	196,686,372	492,020	(444,742)	47,278	(1,387)	45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	—	—	(54,774)	—	—	—	—	—
Share-based compensation (including related parties)	—	—	—	8,092	—	8,092	—	8,092
Modification and reclassification of warrants	—	—	—	3,391	—	3,391	—	3,391
Cashless exercise of options	—	—	—	(282)	—	(282)	—	(282)
Issuance of warrants	—	—	—	391	—	391	—	391
Net loss	—	—	—	—	(65,102)	(65,102)	—	(65,102)
Balances - December 31, 2023	—	—	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,102)	$(202,324)	$17,479
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including amounts in cost of goods sold	26,588	26,492	8,411
Share-based compensation	8,092	23,073	14,506
Fair value changes in derivatives	(9,589)	(91,887)	(105,170)
Non-cash interest expense, including amortization of deferred financing costs	6,498	19,437	17,055
Deferred income taxes and uncertain tax positions	25,874	(17,455)	21,713
Loss on debt modification/extinguishment/redemption	—	18,858	3,815
Asset impairments	8,574	159,645	6,344
Inventory charge	6,189	9,418	—
Other non-cash items, net	1,018	2,061	(1,297)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,366)	(1,594)	(1,872)
Accounts payable, accrued expenses and other current liabilities	(4,811)	24,106	21,558
Inventory	(4,687)	5,396	(12,945)
Prepaid expenses and other current assets	404	1,627	(7,502)
Other assets	—	1,731	3,601
Net cash flows used in operating activities	(3,318)	(21,416)	(14,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(10,743)	(56,881)	(75,296)
Payments for acquisitions, net of cash acquired	—	(20,978)	(47,308)
Proceeds from sale of property, plant and equipment	4,351	—	—
Payments for settlement of contingent consideration liability	—	(3,000)	—
Proceeds from investments and financial asset	—	—	9,149
Net cash flows used in investing activities	(6,392)	(80,859)	(113,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	—	13,680	85,660
Proceeds from exercise of warrants and options	—	1,203	17,128
Proceeds from acquisition facility	—	25,000	40,000
Proceeds from issuance of second lien notes and related warrants	—	31,594	—
Redemptions of senior notes (including related party redemptions of $0, $8 and $3,072 for the year ended December 31, 2023, 2022 and 2021, respectively)	—	(33,726)	(8,134)
Payments of acquisition promissory notes	—	—	(1,620)
Proceeds from mortgage loans	21,900	—	—
Payments on acquisition related credit facility	(4,875)	—	—
Payments of finance leases, net of tenant allowance of $0, $10,633 and $19,046 for the year ended December 31, 2023, 2022 and 2021, respectively	(3,526)	(8,775)	(1,163)
Proceeds from other debt	—	2,800	7,910
Repayments of mortgage loans	(211)	(148)	—
Payments of loan financing costs	(250)	(2,437)	(1,701)
Proceeds from other financing activities	3,862	6,030	—
Payments of other financing activities, net	(3,031)	(1,238)	(417)
Net cash flows provided by financing activities	$13,869	$33,983	$137,663
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Effect of currency translation on cash and cash equivalents	$—	$(49)	$(274)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,159	(68,341)	9,630
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	27,146	95,487	85,857
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$31,305	$27,146	$95,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$29,363	$27,706	$13,798
Cash paid for income taxes, net of refunds received	2,780	11,668	7,066
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	1,475	7,921	17,599
Right of use assets from finance lease liabilities (excluding from acquisitions), net of tenant allowance receivable of $0, $0 and $7,357 for the years ended December 31, 2023, 2022 and 2021, respectively	681	4,811	51,200
Issuance of second lien notes for settlement of accrued bonus	1,900	—	—
Debt and equity issued for services received	—	702	—
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of December 31, 2023, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH”, and trades on the United States Over the Counter Stock Market (“OTCQX”) under the symbol “JUSHF”.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying consolidated financial statements present the consolidated financial position and operations of Jushi Holdings Inc. and its subsidiaries and entities over which the Company has control, in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. Intercompany balances and transactions are eliminated in consolidation.
Going Concern and Liquidity
As reflected in the 2023 consolidated financial statements, the Company used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $80,825. Such current liabilities as of December 31, 2023 include aggregate contractual maturities of (i) $60,125 of the Senior Secured Credit Facility debt that is to be paid in cash within the next twelve months, absent a refinancing, (ii) $22,484 of debt (including $1,817 of interest and $4,167 of milestone accruals) that are subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months and (iii) $3,298 debt related to Jushi Europe SA, where the payments are subject to completion of the liquidation of Jushi Europe. Refer to Note 10 - Debt and Note 22 - Commitments and Contingencies for more information. Absent a refinancing, the Company will not meet its obligations within the next year. Management believes that with refinancing, the Company would meet its obligations.
As a result of the above, substantial doubt exists about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are issued. The Company has a history of refinancing its debt and management intends to refinance the Senior Secured Credit Facility debt before the maturity date. The ability to continue as a going concern is dependent upon future financing. There is no assurance that the Company will be successful in this or any of its endeavors and continue as a going concern.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Additionally, the Acquisition Facility, as further described in Note 10 - Debt, contains certain financial and other covenants with which the Company is required to comply. The required financial covenants relate to (i) a minimum unrestricted cash and cash equivalents balance requirement and (ii) a minimum quarterly revenue requirement. On February 24, 2023, February 27, 2023, and May 10, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company received waivers for the first two instances of non-compliance on April 17, 2023, and received a waiver for the third instance of non-compliance on May 11, 2023. Because the Company anticipated that the audit reports associated with the Company’s financial statements for the years ended December 31, 2022 and December 31, 2023 would contain a going concern qualification, and such going concern qualifications would constitute non-compliance with an affirmative covenant requiring the Company to obtain auditor reports associated with its annual financial statements that do not contain a going concern qualification, the Company obtained waivers of non-compliance with the aforementioned affirmative covenant on April 17, 2023, and March 12, 2024, respectively.
As previously reported in the 2022 consolidated financial statements, the Company incurred a loss from operations of $220,333, including non-cash asset impairment charges of $159,645, and used net cash of $21,416 for operating activities for the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $37,577. Since inception, management has focused on building a diverse portfolio of assets in attractive markets to vertically integrate its business. As such, the Company incurred losses as it continued to expand. Management has put in place plans to increase the profitability of the business in fiscal year 2023 and beyond. In order to achieve profitable future operations, management began to commercialize production from its recently expanded grower-processing facilities in Pennsylvania and Virginia, as well as implemented a cost savings and efficiency optimization plan which included, among others, reduction in labor and packaging costs as well as operating efficiencies at the Company’s retail and grower-processing facilities.
As a result of the above, substantial doubt existed about the Company’s ability to continue as a going concern within the next twelve months from the date the 2022 Consolidated Financial Statements were issued (April 17, 2023).
Management funded the Company’s operations, capital expenditures and debt service with existing cash and cash equivalents on hand, cash generated from operations and sales of non-core assets. The ability to continue as a going concern was dependent upon profitable future operations and positive cash flows from operations as well as future sales of assets. There was no assurance at that time that the Company would be successful in these efforts and continue as a going concern.
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies
Functional and Reporting Currency
The functional currency of the Company and its subsidiaries, as determined by management, is the U.S. dollar. The Company’s reporting currency is the U.S. dollar. These consolidated financial statements are presented in thousands of U.S. dollars unless otherwise noted. Transactions in foreign currencies are recorded at a rate of exchange approximating the prevailing rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the statement of financial position date are translated into the functional currency at the foreign exchange rate in effect at that date. Realized and unrealized exchange gains and losses are recognized through profit and loss.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Use of Estimates
The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and assumptions that affect amounts reported. Estimates are used to account for certain items such as the valuation of inventories, including stage of growth of cannabis plants, the likelihood the plants will grow to full maturity, and the estimated yields from harvest and conversion to finished goods; the assessment of business combinations and asset acquisitions and the fair values of the assets and liabilities acquired; the fair value of purchase consideration and contingent consideration; the useful lives of definite lived intangible assets and property and equipment; impairment; share-based compensation; leases; income tax provision and uncertain tax positions; the collectability of receivables; and other items requiring judgment. Estimates are based on historical information and other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ materially.

Cash, Cash Equivalents and Restricted Cash
The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions and cash held at retail locations. Cash and cash held in money market investments are carried at fair value. When the use of a cash balance is subject to regulatory or contractual restrictions and therefore not available for general use by the Company, the Company classifies the cash as restricted cash.

The Company maintains cash balances in certain bank accounts in excess of the Federal Deposit Insurance Corporation limits. The failure of a financial institution where the Company has significant deposits in excess of the Federal Deposit Insurance Corporation limits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition and results of operations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$26,027	$26,196	$94,962
Restricted cash - current (1)	3,128	—	—
Restricted cash - non-current (1)	2,150	950	525
Cash, cash equivalents and restricted cash	$31,305	$27,146	$95,487
(1)Restricted cash primarily relates to the Manassas Mortgage. Refer to Note 10 - Debt for more information.
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit losses (or “allowance”) reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivable is reviewed on an ongoing basis. Expected credit losses are determined based on a combination of factors, including the Company’s risk assessment regarding the specific exposures, credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s charges to provision for credit losses and write-off of uncollectible receivables during each financial periods presented in the consolidated statements of operations and comprehensive income (loss) and its related allowance at each respective balance sheet date were not material given that a significant majority of the Company’s sales were collected in cash at the point of sale. For certain customers, whom are also vendors of the Company that meet the right of setoff criteria within ASC 210-20, Balance Sheet Offsetting, the Company nets the accounts receivable and accounts payable for those customers for balance sheet presentation purposes.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Inventories
Inventories are comprised of raw materials, work in process, finished goods and packaging materials. Inventories primarily consist of cannabis plants, dried cannabis, cannabis trim, and cannabis derivatives such as oils and edible products, and accessories. Inventories are initially recorded at cost and subsequently at the lower of cost or net realizable value. Costs incurred during the growing and production processes are capitalized as incurred. These costs include direct materials, labor and manufacturing overhead used in the growing and production processes. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs to complete and sell. Cost is primarily determined on an average cost basis. The Company also reviews inventory for obsolete and slow-moving goods and writes down inventory to net realizable value.

Property, Plant and Equipment
Property, plant, and equipment (“PP&E”) are measured at cost less accumulated depreciation, and impairment losses, if applicable. Purchased property and equipment are initially recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease right-of-use assets are recognized at inception based on the present value of minimum future lease payments. Depreciation is recognized on a straight-line basis over the following periods:

Buildings and building components	7 - 30 years
Leasehold improvements	The lesser of the term of the lease or the estimated useful life of the asset: 1 - 28 years
Machinery and equipment	1 - 10 years
Furniture, fixtures and office equipment (including computer)	2 - 7 years
Finance lease ROU assets - buildings	14 - 28 years
Finance lease ROU assets - machinery and equipment	3 - 5 years
Land has an unlimited useful life and is, therefore, not depreciated. An asset’s residual value, useful life and depreciation method are reviewed annually and adjusted prospectively if necessary.

Construction-in-process (“CIP”) represents assets under construction and is measured at cost, including borrowing costs incurred during the construction of qualifying assets. When construction on a property is complete and available for use, the cost of construction which has been included in CIP will be reclassified to buildings and improvements, leasehold improvements or furniture and fixtures, as appropriate, and depreciated.

Impairment of Long-Lived Assets
Property and equipment, as well as right-of-use assets and definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require these long-lived assets to be tested for possible impairment and the Company’s analysis indicates that a possible impairment exists based on an estimate of undiscounted future cash flows, the Company is required to estimate the fair value of the asset.

An impairment charge is recorded for the excess of the asset’s or asset group’s carrying value over its fair value, if any. Asset groups have identifiable cash flows and are largely independent of other asset groups. The Company assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including recent third-party comparable sales and discounted cash flow models. The Company’s impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, and other assumptions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Business Combinations
Acquisitions are assessed under ASC 805 Business Combinations, and judgement is required to determine whether a transaction qualifies as an asset acquisition or business combination. The Company includes in these financial statements the results of operations of the businesses acquired from the acquisition date. Acquisition-related expenses are recognized separately from a business combination and are expensed as incurred.

The Company allocates the purchase price of the business combination to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized in the statement of operations and comprehensive income (loss).

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition.

Variable Interest Entities
The Company determines at the inception of each arrangement whether an entity in which the Company has made an investment or in which it has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the VIE will be accounted for in accordance with other applicable accounting guidance. Periodically, the Company assesses whether any changes in the Company’s interest or relationship with the entity affect the determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The estimated useful lives, residual values and amortization methods are reviewed annually, and any changes in estimates are accounted for prospectively. Finite lived intangible assets are amortized using the straight-line method over their estimated useful lives.

Goodwill and Indefinite Lived Intangibles
In accordance with ASC 350 Intangibles - Goodwill and Other, the Company reviews goodwill and indefinite lived intangibles for impairment at the reporting unit level at least annually as of November 30, or when events or circumstances dictate, more frequently. At the time of a business combination, goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. The Company first performs a qualitative assessment to determine if it is more-likely-than-not that the reporting unit’s carrying value, which includes goodwill and intangibles, is less than its fair value, indicating a potential for impairment, and therefore requiring a quantitative assessment. If the Company determines that a quantitative impairment test is required, the Company typically uses a combination of an income approach, i.e., a discounted cash flow calculation, and a market approach, i.e., using a market multiple method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, the Company would record an impairment charge based on that difference, up to the amount of goodwill and intangibles allocated to that reporting unit.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The quantitative impairment test requires the application of a number of significant assumptions, including estimated revenue growth rates, profit margins, terminal value growth rates, market multiples, and discount rates. The projections of future cash flows used to assess the fair value of the reporting units are based on the internal operation plans reviewed by management. The market multiples are based on comparable public company multiples. The discount rates are based on the risk-free rate of interest and estimated risk premiums for the reporting units at the time the impairment analysis is prepared or such evaluation date.

The Company performs its goodwill and indefinite-lived intangible assets impairment tests on an annual basis.

Leases
In accordance with ASC 842 Leases, the Company determines if an arrangement is a lease at inception. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. Operating lease right-of-use (“ROU”) assets and operating lease (current and non-current) liabilities and finance lease ROU assets and finance lease (current and non-current) liabilities are recognized in the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are expensed in the consolidated statements of operations on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset in which the Company obtains substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using a discount rate equivalent to the Company’s incremental borrowing rate for a term similar to the estimated duration of the lease, as the rates implicit in the Company’s leases are not readily available. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. For finance leases, interest expense on lease liabilities is recognized using the effective interest method, and amortization of the related ROU asset is on a straight-line basis. Refer to Property, Plant and Equipment above for the useful lives of finance lease ROU assets. Operating lease cost, which includes the interest on the lease liability and amortization of the related ROU asset, is recognized on a straight-line basis over the lease term.
Topic 842 requires lessees to discount lease payments using the rate implicit in the lease if that rate is readily available in accordance with Topic 842. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company generally uses the incremental borrowing rate when initially recording leases. Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment. Topic 842 requires lessees to estimate the lease term. In determining the period which the Company has the right to use an underlying asset, management considers the non-cancellable period along with all facts and circumstances that create an economic incentive to exercise an extension option, or not to exercise a termination option.

Segment
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, manufacturing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires revenue to be recognized when control of the promised goods or services are transferred to customers at an amount that reflects the consideration that the Company expects to receive. Application of ASC 606 requires a five-step model applicable to all product offering revenue streams as follows: (1) identify a customer along with a corresponding contract; (2) identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer; (3) determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies the performance obligation(s).

Contract assets, as defined in ASC 606, include amounts that represent the right to receive payment for goods and services that have been transferred to the customer with rights conditional upon something other than the passage of time. Contract liabilities are defined in the standard to include amounts that reflect obligations to provide goods and services for which payment has been received. The Company has no contract assets or unsatisfied performance obligations as of each balance sheet date presented in its consolidated balance sheets.

Under ASC 606, revenue from the sale of medicinal and adult-use cannabis and derivative products has a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances and discounts. Discounts issued with respect to retail sales are not variable consideration and represent a margin-driven decision. Taxes collected from customers for remittance to governmental authorities are excluded from revenue.

For some of its retail locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned. The Company records a reduction in revenue and a liability based on the estimated probability of the point obligation incurred, calculated based on a standalone selling price of each loyalty point. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. Loyalty points expire six months from award date and the Company estimates forfeitures based on historical forfeitures.

Costs of Goods Sold
Cost of goods sold includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment.

Operating Expenses
Operating expenses represent costs incurred at the Company’s corporate and administrative offices, primarily related to: compensation expenses, including share-based compensation; depreciation and amortization; professional fees and legal expenses; marketing, advertising and selling costs; facility-related expenses, including rent and security; insurance; software and technology expenses; impairments; and acquisition and deal costs. Advertising and promotion costs are included as a component of operating expenses and are expensed as incurred.
Share-Based Payment Arrangements
The Company accounts for equity-settled share-based payments in accordance with ASC 718 Compensation – Stock Compensation, which requires the Company to recognize share-based compensation expenses related to grants of stock options, restricted stock awards (“RSAs”) and compensatory warrants to employees and non-employees based on the fair value of the share-based payments over the vesting period with a corresponding offsetting amount to paid-in capital within

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
equity in the accompanying consolidated balance sheets. If vesting periods or other vesting conditions apply, the expense is allocated over the vesting period. No adjustment is made to any expense recognized in prior periods if vested stock options or warrant awards expire without being exercised. For share-based payments, the Company recorded the share-based compensation expenses using the graded vesting basis and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
The fair value of stock options and compensatory warrants is estimated using the Black-Scholes valuation model, which requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term. The Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be vested change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of RSAs is estimated based on the Company’s stock on grant date.

Income Taxes
Income tax expense is the total of the current period income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Starting with the 2022 tax year, Massachusetts and New York decoupled from IRC Section 280E, and in 2023, Illinois also decoupled from IRC Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of product, i.e. the cost of producing the products or cost of production. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business.

In accordance with ASC 740 Income Taxes, a tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

The Company is treated as a U.S. corporation for U.S. federal income tax purposes under IRC Section 7874 and is subject to U.S. federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) for Canadian income tax purposes. As a result, the Corporation is subject to taxation both in Canada and the U.S.

Earnings or Loss per Share
Basic earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the basic weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the sum of the weighted average number of shares of common stock outstanding for the period, and the number of additional shares of common stock that would have been outstanding if the Company’s outstanding potentially dilutive securities had been issued. Potentially dilutive securities include stock options, warrants, unvested restricted stock, convertible promissory notes, and vested restricted stock issued to employees for which a corresponding non-recourse promissory note receivable with the employee is outstanding until the notes are repaid. The dilutive effect of potentially dilutive securities is reflected in diluted earnings or loss per share by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Fair Value of Financial Instruments
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

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (i) Level 1 – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date; (ii) Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by the observable market data for substantially the full term of the assets or liabilities; (iii) Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Refer to Note 23 - Financial Instruments.
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
The Company early adopted ASU 2017-04 in 2022. See Note 7 - Goodwill and Other Intangible Assets for additional information.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Accounting Standards Issued But Not Yet Adopted
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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

3. INVENTORY, NET
The components of inventories, net, are as follows:

	As of December 31,
	2023	2022
Cannabis plants	$4,478	$4,347
Harvested cannabis and packaging	10,994	9,052
Total raw materials	15,472	13,399
Work in process	4,293	7,845
Finished goods	13,821	13,845
Total inventories, net	$33,586	$35,089

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	As of December 31,
	2023	2022
Employee retention credit receivable	$10,140	$—
Prepaid expenses and deposits	2,716	3,409
Assets held for sale	1,647	—
Other current assets	1,011	548
Total prepaid expenses and other current assets	$15,514	$3,957
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet as of December 31, 2023.
As of December 31, 2023, the Company determined that one of its grower processor facilities located in Nevada with total carrying value of $1,647, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to Assets held for sale, which is included in Prepaid expenses and other current assets in the consolidated balance sheet. The sale of the grower processor facility is expected to be completed within one year of the balance sheet date.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	As of December 31,
	2023	2022
Buildings and building components	$88,527	$80,697
Land	12,956	14,085
Leasehold improvements	46,660	43,472
Machinery and equipment	27,050	27,615
Furniture, fixtures and office equipment (including computer)	21,146	16,126
Construction-in-process	1,968	20,086
Total property, plant and equipment - gross	198,307	202,081
Less: Accumulated depreciation	(39,039)	(24,326)
Total property, plant and equipment - net	$159,268	$177,755
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use. Construction-in-process decreased from $20,086 at December 31, 2022 to $1,968 at December 31, 2023 primarily due to project completion and closeouts at the Manassas, VA facility, and two retail store locations.
Total depreciation, including depreciation from assets held under finance leases (which are reflected separately in the consolidated balance sheets), was $23,319, $23,898 and $8,808 for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense capitalized to PPE totaled $523, $2,616 and $977 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company reclassified $1,647 from Property, plant and equipment, net to Assets held for sale. Refer to Note 4 - Prepaid Expenses and Other Current Assets for additional information.

6. ACQUISITIONS
2023 Business Combinations
The Company did not have any acquisitions during the year ended December 31, 2023.

2022 Business Combinations
The Company had the following acquisitions during the year ended December 31, 2022: (i) Apothecarium; and (ii) NuLeaf (each as defined below). The following table summarizes the preliminary purchase price allocations as of their respective acquisition dates:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	NuLeaf	Apothecarium	Total
Assets Acquired:
Cash and cash equivalents	$618	$25	$643
Prepaids and other assets	278	32	310
Accounts receivable, net	39	—	39
Inventory	5,334	699	6,033
Indemnification assets (1)	5,734	—	5,734
Property, plant and equipment	11,880	498	12,378
Right-of-use assets - finance lease	4,598	2,333	6,931
Right-of-use assets - operating lease	1,067	—	1,067
Intangible assets (2)	14,097	8,600	22,697
Deposits	110	301	411
Total assets acquired	$43,755	$12,488	$56,243

Liabilities Assumed:
Accounts payable and accrued liabilities	$584	$497	$1,081
Finance lease obligations	5,054	2,323	7,377
Operating lease obligations	1,067	—	1,067
Deferred tax liabilities	5,518	2,283	7,801
Uncertain tax positions	5,734	—	5,734
Total liabilities assumed	$17,957	$5,103	$23,060

Net assets acquired	$25,798	$7,385	$33,183
Goodwill (3)	24,474	7,834	32,308
Total	$50,272	$15,219	$65,491

Consideration:
Consideration paid in cash, net of working capital adjustments	$14,918	$6,703	$21,621
Consideration payable in cash (customary hold back liability)	932	—	932
Consideration paid in promissory notes (fair value)	12,860	6,922	19,782
Consideration paid in shares	13,573	1,594	15,167
Contingent consideration	7,989	—	7,989
Fair value of consideration	$50,272	$15,219	$65,491
(1)As part of the NuLeaf acquisition agreement, the sellers contractually agreed to indemnify the Company for certain amounts that may become payable, including for taxes that relate to periods prior to the date of acquisition. Accordingly, the Company recorded indemnification assets and corresponding estimated accrued tax liabilities, at fair value, for a total of $5,734 as of the date of the acquisition. Subsequent changes in the amounts recognized for the indemnification assets may occur in relation to the provision for the corresponding tax liabilities, according to changes in the range of outcomes or the assumptions used to develop the estimates of the liabilities at the time of the acquisition.
(2)Included licenses acquired of $10,400 and $8,600 for NuLeaf and Apothecarium, respectively, which have indefinite useful lives. The estimated fair values of the licenses were determined using the multi-period excess earnings method under the income approach based on projections extended to 2036.
(3)The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
NuLeaf
In April 2022, the Company closed on the acquisition of 100% of NuLeaf Inc., NuLeaf CLV Inc. and their subsidiaries (collectively, “NuLeaf”). NuLeaf is a vertically integrated operator in Nevada, which operates two retail dispensaries in Las Vegas, Nevada, one retail dispensary in Las Vegas Boulevard, Nevada, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, and a 13,000 sq. ft. processing facility in Reno, Nevada. The Company paid consideration comprised of $14,918 in cash, net of working capital adjustments, 4,662,384 SVS (with an acquisition date fair value of $2.91 per SVS), and an unsecured five-year note with a face value of $15,750 (fair value of $12,860). Additionally, cash consideration of $932 was subjected to customary holdbacks at closing. The Company was required to pay an additional $10,000 ($3,000 in cash, $3,000 as an addition to the five-year note and the balance in shares) contingent on the opening of a third retail dispensary. In June 2022, the Company opened the third retail dispensary, and in July 2022, the Company paid $3,000 in cash (included in other investing activities in the consolidated statements of cash flows for the year ended December 31, 2022), amended the five-year note for an additional face value of $3,000 (fair value of $2,657), and issued 888,880 SVS (aggregate value of $1,529) to settle the contingent consideration liability. Refer to Note 10 - Debt for details on the seller notes.
Apothecarium
In March 2022, the Company closed on the acquisition of 100% of the equity interest of an entity operating an adult-use and medical retail dispensary under the name, “The Apothecarium” in Las Vegas, Nevada (“Apothecarium”), for consideration comprised of $6,703 in cash, net of working capital adjustments, 527,704 SVS (with a grant date fair value of $3.02 per SVS), and an unsecured five-year note with a face value of $9,853 (fair value of $6,922). Refer to Note 10 - Debt for details on the seller notes. The Apothecarium acquisition, together with the prior acquisition of Franklin Bioscience NV, LLC, a holder of medical and adult-use cannabis cultivation, processing, and distribution licenses, enabled the Company to become vertically integrated in Nevada, as well as provide significant branding exposure for Jushi’s high-quality product lines.
Purchase Price Allocations for 2022 Business Combinations
The purchase price accounting in connection with the acquisitions of Apothecarium and NuLeaf have been finalized as of March 31, 2023. There were no material measurement period adjustments during the year ended December 31, 2023.
2021 Business Combinations and Asset Acquisitions
The Company had the following acquisitions during the year ended December 31, 2021: (i) Nature’s Remedy; (ii) OSD; (iii) OhiGrow; and (iv) Grover Beach (each as defined below). The following table summarizes the purchase price allocations as of their respective acquisition dates:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Business Combinations		Asset Acquisitions
	Nature’s Remedy	OSD	OhiGrow	Grover Beach	Total
Assets Acquired:
Cash and cash equivalents	$3,195	$259	$—	$—	$3,454
Prepaids	325	53	—	—	378
Accounts receivable, net	263	—	—	—	263
Inventory	15,882	184	—	—	16,066
Indemnification assets (1)	1,322	1,411	—	—	2,733
Property, plant and equipment	19,470	—	3,165	269	22,904
Right-of-use assets - finance leases	27,305	—	—	2,050	29,355
Right-of-use assets - operating leases	1,337	1,859	—	—	3,196
Intangible assets - license (2)	56,000	2,160	1,817	3,654	63,631
Intangible assets - tradenames (2)	4,400	—	—	—	4,400
Intangible assets - customer database (2)	2,100	—	—	—	2,100
Deposits	20	6	—	19	45
Total assets acquired	$131,619	$5,932	$4,982	$5,992	$148,525

Liabilities Assumed:
Accounts payable and accrued liabilities	$7,004	$190	$—	$—	$7,194
Finance lease obligations	27,052	—	—	2,032	29,084
Operating lease obligations	1,267	1,859	—	—	3,126
Deferred tax liabilities	21,462	648	—	—	22,110
Uncertain tax positions	1,322	1,411	—	—	2,733
Total liabilities assumed	$58,107	$4,108	$—	$2,032	$64,247

Net assets acquired (3)	$73,512	$1,824	$4,982	$3,960	$84,278
Goodwill (3)	26,086	2,432	—	—	28,518
Total	$99,598	$4,256	$4,982	$3,960	$112,796
Consideration:
Consideration paid in cash, as adjusted for working capital adjustments	$40,360	$1,827	$4,949	$3,592	$50,728
Consideration paid in promissory notes (fair value)	15,345	2,429	—	—	17,774
Consideration paid in shares	35,670	—	—	368	36,038
Contingent consideration	8,223	—	—	—	8,223
Capitalized costs	—	—	33	—	33
Fair value of consideration	$99,598	$4,256	$4,982	$3,960	$112,796
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
(3)    The goodwill recognized from the acquisitions is attributable to synergies expected from integrating the acquired businesses into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
2021 Business Combinations
Nature’s Remedy
In September 2021, the Company acquired 100% of the equity of Nature’s Remedy of Massachusetts, Inc. and certain of its affiliates (collectively, “Nature’s Remedy”), for upfront consideration comprised of cash, net of working capital adjustments, 8,700,000 SVS (with a grant date fair value of $4.10 each), an $11,500 unsecured three-year note and a $5,000 unsecured five-year note.
Nature’s Remedy is a vertically integrated single state operator in Massachusetts and currently operates two retail dispensaries, in Millbury, Massachusetts and Tyngsborough, Massachusetts, and a 50,000 sq. ft. cultivation and production facility in Lakeville, Massachusetts. The goodwill is not tax deductible.
The Company also agreed to issue a $5,000 increase to the principal balance of the three-year note and up to an additional $5,000 in Company SVS upon the occurrence or non-occurrence of certain events after the closing date. The payment of the contingent consideration depends on whether or not a competitor (as defined in the definitive acquisition documents) opens a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts during the first 12-month of the closing date (the “First Milestone Period”) or during the 18 months following the First Milestone Period. As of the date of acquisition, the Company recognized a contingent consideration liability of $8,223, a Level 3 measurement amount, which was based on the weighted-average probability of the potential outcomes. The estimated range of such additional consideration is between $0 and $10,800 (which also includes the interest on the additional principal for the three-year note). Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred for the business combination. Contingent consideration that is classified as a liability is remeasured at subsequent reporting dates with the corresponding gain or loss being recognized in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

In September 2022, the First Milestone Period was achieved, and therefore the three-year note was amended for an additional face value of $5,000 (discounted value of $4,708) to partially settle the contingent consideration liability. On each monthly anniversary of the closing date following the First Milestone Period (beginning on the 13-month anniversary of the closing date), Sammartino Investments LLC (“Sammartino”), the former owner of Nature’s Remedy, shall accrue $278 worth of Company SVS (a “Monthly Milestone Accrual”). On the 18-month, 24-month and 30-month anniversary of the closing date (and provided a competitor has not opened a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts), Sammartino is entitled to be issued Company SVS in an amount equal to $1,667 divided by a volume weighted average reference share price. In March 2023, the 18-month anniversary of the closing date occurred and in September 2023, the 24-month anniversary of the closing date occurred without a competitor opening a competing dispensary within a certain radius of the Company’s dispensary in Tyngsborough, Massachusetts. Consequently, as at December 31, 2023, $4,167 of Monthly Milestone Accrual was classified as acquisition-related milestone accrual in other current liabilities while the remaining liability of $817 relating to the 30-month anniversary was included in short-term contingent consideration liability. As of December 31, 2022, the aggregate contingent consideration liability was $4,793, of which $3,398 was included as a short-term contingent consideration liability and $1,395 was included in long-term contingent consideration liability.

As discussed in greater detail in Note 22 - Commitments and Contingencies, on February 28, 2023, the Company informed Sammartino that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement between the Company, Sammartino and certain other parties thereto (as amended, the “MIPA”) and pursuant to the terms of the MIPA the Company had elected to offset these damages against (among other things) all present and future Monthly Milestone Accruals (the “Sammartino Matter”).

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
OSD
In April 2021, the Company acquired 100% of the equity of Organic Solutions of the Desert, LLC (“OSD”), an operating dispensary located in Palm Springs, California, for consideration comprised of cash, as adjusted for working capital adjustments, and $3,100 principal amount of promissory notes. The goodwill is not tax deductible.
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
Grover Beach
In March 2021, the Company closed on the acquisition of approximately 78% of the equity of a retail license holder located in Grover Beach, California (“Grover Beach”) for $3,592 in cash, as adjusted for working capital adjustments, and 49,348 SVS at a fair value of $7.46 per share, with the rights to acquire the remaining equity for one dollar in the future. In September 2022, the Company exercised its rights to acquire the remaining 22%.
Business Combinations - Acquisition and Deal Costs
For the year ended December 31, 2022 and 2021 acquisition and deal costs totaled $1,204 and $350, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The remaining acquisition and deal costs included in selling, general and administrative expenses were incurred either for acquisitions not completed or not expected to be completed.

Business Combinations Acquisition Results and Unaudited Supplemental Pro Forma Financial Information
The following table summarizes unaudited consolidated pro forma revenue and unaudited consolidated pro forma net income (loss) as if the business combinations had occurred at the beginning of the year prior to their actual acquisition for the periods presented.

	Year Ended December 31,
	2022	2021
Revenue	$293,947	$284,026
Net income (loss)	$(197,743)	$20,681
These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the years indicated, or of the results that may be achieved by the combined companies in the future. These amounts have been calculated using actual results and adding unaudited pre-acquisition results, after adjusting for: acquisition costs, additional depreciation and amortization from acquired property, plant and equipment and intangible assets, as well as adjustments for incremental interest expense relating to consideration paid, and changes to conform to the Company’s accounting policies.
The results of the 2022 and 2021 acquisitions are included in the Company’s results since their respective acquisition dates. For the year ended December 31, 2022, in the aggregate, the 2022 acquisitions contributed revenues of $28,912 and

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
net loss of $43,603 to the Company’s consolidated results. For the year ended December 31, 2021, in the aggregate, the 2021 acquisitions contributed revenues of $15,107 and net loss of $1,120 to the Company’s consolidated results.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

Goodwill, carrying amount, as of January 1, 2022	$45,828
Additions from acquisitions, including reclassification of $254	35,480
Impairment	(39,643)
Measurement period adjustment	(3,426)
Goodwill, carrying amount, as of December 31, 2022	38,239
Impairment	(7,329)
Goodwill, carrying amount, as of December 31, 2023	$30,910
Other Intangible Assets
The components of other intangible assets are as follows:

	As of December 31,		Estimated Useful Life
	2023	2022
Licenses	$82,401	$82,401	Indefinite
Intellectual Property	9,580	9,580	10 years
Tradenames	12,209	12,800	5 - 10 years
Patient/Customer database	3,195	3,195	5 - 10 years
Non-compete	155	155	3 years
Website development	61	61	3 years
Formulations	50	50	Indefinite
Total gross amount	107,651	108,242
Less: Accumulated Amortization	(11,684)	(8,160)
Other Intangible Assets, net	$95,967	$100,082
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3,269, $3,123 and $1,977, respectively, and is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2023, there were no additions to intangible assets. For the year ended December 31, 2022, all additions to intangible assets were from acquisitions.
The estimated future annual amortization expense related to intangible assets as of December 31, 2023 are as follows:

2024	$2,950
2025	2,919
2026	2,648
2027	1,844
2028	1,779
Thereafter	1,376
Total estimated future amortization expense	$13,516

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Impairment of Goodwill and Other intangible assets

2023 Impairments

During the year ended December 31, 2023, management determined that the Company’s goodwill in Nevada was impaired due to the Company’s lower than expected operating results, driven in part by the overall decline in the retail market within the state. The Company utilized a combination of the income approach (discounted cash flow method) and market approach (guideline company method) for its impairment test for each state, resulting in a goodwill impairment charge of $7,329. The key inputs and assumptions used in the fair valuation of Nevada include: (i) a five-year cash flow forecast, which is based on the Company’s actual operating results and business plans; (ii) a perpetual growth rate; (iii) an estimated discount rate and (iv) a weighted average cost of capital. The goodwill impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

Additionally, for the year ended December 31, 2023, management determined that certain intangible assets associated with the NuLeaf acquisition were impaired due to the Company rebranding certain NuLeaf skus sold to retail and wholesale customers, and as a result, recorded an impairment charge of $845. The intangible asset impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

2022 Impairments
During the year ended December 31, 2022, management determined that the Company’s goodwill and certain intangible assets in California, Massachusetts, Nevada, Ohio, and Pennsylvania were impaired due to the Company’s lower than expected operating results, driven in part by significant price compression and the overall economy in the respective state. The Company utilized a combination of the income approach (discounted cash flow method) and market approach (a combination of the guideline transactions method and guideline company method) for its impairment test for each state, resulting in goodwill and intangible impairment charges reflected below. The goodwill and intangible asset impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31, 2022		Key Assumptions
State	Goodwill Impairment	Intangible Asset Impairment	Perpetual Growth Rate	Discount Rate	Weighted Average Cost of Capital	Cash Flow Forecast
California	$2,432	$10,142	2%	22.5%	21.5%	5 years
Massachusetts	12,231	37,954	2%	21.0%	20.0%	5 years
Nevada	24,980	22,150	2%	21.0%	20.0%	5 years
Ohio	—	5,317	2%	24.5%	23.5%	5 years
Pennsylvania	—	35,952	2%	22.0%	21.0%	5 years
	$39,643	$111,515

2021 Impairments
Nevada
During the year ended December 31, 2021, management determined that the lower than expected operating results of the Company’s Nevada operations was an indicator of impairment. The Company utilized the discounted cash flow method for its impairment test, and as a result, recorded a goodwill impairment charge of $1,783. The key inputs and assumptions used in the fair valuation of Nevada include: (i) a five-year cash flow forecast, which is based on the Company’s actual operating results and business plans; (ii) a perpetual growth rate of 3%; and (iii) an estimated discount rate of 16.5%. The goodwill impairment is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

8. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	As of December 31,
	2023	2022
Operating lease assets (1)	$18,265	$16,244
Indemnification assets	6,906	8,198
Net deferred tax assets	2,772	—
Deposits and escrows - properties	1,723	1,637
Deposits - equipment	422	484
Equity investment (2)	200	977
Other	70	703
Total other non-current assets	$30,358	$28,243
(1)During the year ended December 31, 2023, the Company performed a reassessment of its real estate leases. Refer to Note 11 - Leases for more information.
(2)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 23 - Financial Instruments for more information relating to the fair value of this equity investment for the years ended December 31, 2023 and 2022, as well as impairment charges recorded.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2023	2022
Deferred income - ERC (1)	$10,140	$—
Goods received not invoiced	5,019	11,620
Operating lease obligations	4,693	2,652
Accrued employee related expenses and liabilities	4,175	6,030
Acquisition-related milestone accrual (2)	4,167	—
Accrued interest	4,106	2,388
Accrued sales and excise taxes	2,388	1,931
Deferred revenue (loyalty program)	1,407	1,870
Accrued professional and management fees	986	1,481
Contingent consideration liabilities (2)	817	3,398
Accrued capital expenditures	702	5,603
Other accrued expenses and current liabilities	5,470	9,356
Total	$44,070	$46,329
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)Refer to Note 6 - Acquisitions for more information.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

10. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Contractual Maturity Date	As of December 31,
			2023	2022
Principal amounts:
Second Lien Notes	15%	December 2026	$75,497	$73,182
Acquisition Facility	15%	December 2024	60,125	65,000
Acquisition-related promissory notes payable	8% - 23%	August 2024 - April 2027	35,716	35,716
Mortgage loans	6% - 11%	January 2027 - April 2028	29,456	7,770
Total debt subject to scheduled repayments			200,794	181,668
Promissory notes payable to Sammartino (1)	11%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt (2)		March 2022	3,298	3,189
Total debt			225,592	206,357
Less: debt issuance costs and original issue discounts			(13,037)	(17,095)
Total debt, net			$212,555	$189,262
Debt, net - current portion			$86,514	$8,704
Debt, net - non-current portion			$126,041	$180,558
(1)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. Any repayment of principal and interest are currently on hold until the resolution of the Sammartino Matter. Refer to Note 22 - Commitments and Contingencies for more information.
(2)On February 16, 2022, Jushi Europe SA, a company organized under the laws of Switzerland (“Jushi Europe”), filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going. This debt balance will be adjusted, including the extinguishment of any outstanding debt, upon the final liquidation of Jushi Europe. Refer to Note 21 - Related Party Transactions for more information.
As of December 31, 2023, aggregate future contractual maturities of the Company’s debt are as follows:

	2024	2025	2026	2027	2028	Total
Second Lien Notes	$—	$—	$75,497	$—	$—	$75,497
Acquisition Facility	60,125	—	—	—	—	60,125
Acquisition-related promissory notes payable	9,333	1,970	1,971	22,442	—	35,716
Mortgage loans	462	647	658	9,449	18,240	29,456
Total debt subject to scheduled repayments	$69,920	$2,617	$78,126	$31,891	$18,240	$200,794
The above table excludes the contractual maturities of the Company’s (i) promissory notes payable to Sammartino and (ii) Jushi Europe debt, as the repayments of these two debts are contingent on the resolution of the Sammartino Matter and completion of the liquidation of Jushi Europe, respectively. Refer to Note 22 - Commitments and Contingencies and Note 21 - Related Party Transactions for more information. Specifically, the contractual maturities of (i) the promissory notes payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026 and (ii) Jushi Europe debt of $3,298 was March 2022.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Interest expense, net is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Interest and accretion - 10% Senior Notes	$—	$23,268	$19,257
Interest and accretion - Second Lien Notes	10,106	578	—
Interest and accretion - Finance lease liabilities	9,784	11,154	9,158
Interest and accretion - Acquisition Facility	9,466	7,264	1,106
Interest and accretion - Promissory notes	6,173	5,518	1,802
Interest and accretion - Mortgage loans and other financing activities	2,051	567	507
Capitalized interest	(523)	(2,616)	(977)
Total interest expense	37,057	45,733	30,853
Interest income	(91)	(142)	(243)
Total interest expense, net	$36,966	$45,591	$30,610
Second Lien Notes
In December 2022, the Company issued Second Lien Notes in an aggregate amount of $73,061, of which the Company received cash proceeds of $31,594 and the remaining $41,467 was settled without the need for any transfers of cash between the Company and certain holders of Senior Notes that elected to purchase Second Lien Notes from the Company in accordance with certain Funding and Settlement Facilitation Agreements (“Facilitation Agreements”). The Facilitation Agreements provided for the Company and purchasers of Second Lien Notes who were also holders of Senior Notes to settle the amount owed to each such purchaser pursuant to the redemption of such purchaser’s Senior Notes against the amount of Second Lien Notes purchased by such purchaser without the need for any transfers of cash. The Second Lien Notes mature on December 7, 2026, and bear interest at 12.0% per annum, payable in cash quarterly.
Additionally, the Company issued 17,512,280 four-year warrants to purchase SVS of the Company (the “Warrants”). Each purchaser of the Second Lien Notes received Warrants at 50% coverage of the principal amount of such purchaser’s Second Lien Notes divided by the strike price of $2.086 per share. The Warrants were issued by the Company in connection with, but were detached from, the Company’s issuance of the Second Lien Notes. Refer to Note 13 - Derivative Liabilities for additional information.
In March, 2023, the Company, one of its wholly subsidiaries (“JMGT, LLC”) and the Company’s Chief Executive Officer and Chairman of the board of directors (“CEO”) entered into an amendment to his existing employment agreement (the “Amendment”) pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him for 2022 in the following alternative form: (i) a lump sum cash payment in the amount of $250, which was paid on March 15, 2023, (ii) $750 aggregate principal amount of 12% second lien notes due December 7, 2026 (“Second Lien Notes”), which were issued on March 15, 2023, and (iii) fully-detached warrants to purchase up to approximately $375 worth of the Company’s SVS (“Warrants”), which were issued on September 1, 2023 resulting in the issuance of Warrants to purchase 551,471 SVS at an exercise price of $0.68 per share. The fair value of the Warrants that were issued was $200, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital within equity.
In June 2023, the Company amended its Second Lien Notes to modify the Change of Control provisions and make other changes. The consideration paid by the Company for the amendment was a repricing of the related outstanding warrants to purchase SVS of the Company from an exercise price of $2.086 per warrant to $1.00 per warrant. In addition to the repricing of the warrants, the respective warrant agreements were amended and resulted in a change in accounting classification of the respective warrants from liability to equity. The estimated value of the consideration of $1,341 was determined based on the incremental change in the fair value of the warrants before and after repricing. The consideration

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
was recorded as additional debt discount to the Second Lien Notes with a corresponding offset to Paid-in capital. Refer to Note 13 - Derivative Liabilities for more information.
In November 2023, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Second Amendment”) pursuant to which the CEO agreed to receive the $100 base salary annual increase for the year 2024, and the $850 annual cash bonus for the year 2023 that would otherwise have been paid to him in the following alternative form: (i) a lump sum cash payment of $213, which was paid in November 2023, (ii) $1,150 aggregate principal amount of Second Lien Notes, which were issued in December 2023, and (iii) fully-detached warrants to purchase up to approximately $575 worth of the Company’s SVS, which were issued in December 2023 resulting in the issuance of Warrants to purchase 718,750 SVS at an exercise price of $0.80 per share. The fair value of the Warrants that were issued was $191, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital.

Senior Notes
In December 2022, the Company redeemed all its outstanding Senior Notes in the amount of $74,935, of which $33,468 was redeemed via cash payment by the Company and the remaining $41,467 was redeemed via the execution of Funding and Settlement Facilitation agreements (non-cash payment) between the Company and certain holders of the Senior Notes who also elected to purchase Second Lien Notes from the Company. See the “Second Lien Notes” section above for more information on holders of Senior Notes that elected to purchase Second Lien Notes from the Company. The redemption of the Senior Notes was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash loss on debt extinguishment of $18,858, which represents the difference between the reacquisition price of the Senior Notes and the net carrying amount of the Senior Notes prior to redemption.

Acquisition Facility
In October 2021 (the “Closing Date”), the Company entered into definitive documentation in respect of a $100,000 Senior Secured Credit Facility (the “Acquisition Facility”) from Roxbury, LP, a portfolio company of SunStream Bancorp Inc., which is a joint venture sponsored by Sundial Growers Inc. The Company is permitted to borrow amounts under the Acquisition Facility for potential strategic expansion opportunities in both its core and developing markets. After being drawn, loans issued under the Acquisition Facility bear an interest rate of 9.5% per annum, payable quarterly, and will mature five years from the Closing Date. Subject to the approval of the Agent’s investment committee and other conditions, including pro forma compliance with certain financial covenants (further defined below) at the time of borrowing, the Company will be able to make draws under the facility until the 18- month anniversary of the Closing Date (the “Draw Period”), and will have a two-year interest-only period before partial amortization begins on a quarterly basis. Interest are payable on the first business day of each calendar quarter. The Company also may increase the total commitment of the Acquisition Facility by an aggregate amount of up to $25,000, subject to certain conditions (the “Accordion”). The Acquisition Facility is secured by a first lien over certain Company assets and on a pari passu basis with the collateral securing the indebtedness of the Company evidence by the Senior Notes. The Company recorded original discount of $1,701, which included debt issuance costs of $721.
During the Draw Period, a standby fee of 2.25% per annum of the undrawn amount of the Acquisition Facility minus the sum of the daily average of the outstanding amount of the Acquisition Facility for the preceding calendar quarter shall be paid quarterly, in arrears, on the first business day of each calendar quarter. The standby fee drops to 1.5% on the date the existing 10% Senior Notes mature or are refinanced. An exit fee of 1.5% of the original term loan amount of $100,000 shall be paid upon the earliest of the maturity date, any repayment of the principal balance of the term loans or the occurrence of an event of default. In the event the existing Senior Notes mature or are refinanced, no exit fee is owed by the Company to the lenders. In the event the Company wishes to refinance the Senior Notes, lenders have a right of first refusal to contribute up to 50% of the amount used to refinance the Senior Notes.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
In October 2021, the Company drew down $40,000 from the Acquisition Facility to fund the cash portion of the acquisition of Nature’s Remedy. As of December 31, 2021, the Company had approximately $60,000 of availability under the Acquisition Facility (excluding the Accordion).
In April 2022, the Company drew down $25,000 from the Acquisition Facility to fund the cash portions of the NuLeaf and Apothecarium acquisitions, and the Company entered into an amendment to the Acquisition Facility pursuant to which: (i) the commencement of leverage testing was pushed back by four quarters, (ii) certain leverage ratios were revised; and (iii) the Company may proceed with a reorganization pursuant to a petition for bankruptcy in Switzerland with respect to Jushi Europe without potentially defaulting under the Acquisition Facility.
In December 2022, the Company entered into a second amendment to the Acquisition Facility pursuant to which: (i) the interest rate was increased to 11% per annum; (ii) the maximum borrowings capped at $65,000 with the removal of the standby fee; (iii) the maturity date was amended to December 31, 2024; and (iv) the total leverage ratio covenant was removed and replaced with a minimum quarterly revenue covenant.
On November 10, 2023, the Company entered into a third amendment to the Acquisition Facility pursuant to which: (i) the minimum cash balance maintenance requirements in the Acquisition Facility were reduced from a fixed dollar amount to 10% of the outstanding term loans amount, which have the effect of decreasing such minimum cash balance requirement as additional scheduled amortization repayments are made on such term loans, and (ii) made certain technical and conforming changes to account for the Company’s Loan Agreement with FVCBank with respect to its Manassas, VA facility. Having completed most of the improvements to the Company’s Manassas, VA facility, the Acquisition Facility Amendments also set forth certain limits on the Company’s use of balance sheet cash to fund future improvements to the Manassas, VA facility.
As of December 31, 2023 and 2022, unamortized discount was $2,169 and $4,363, respectively. In July 2023, the Company began making quarterly payments of $2,438, which is due on the first business day of each calendar quarter with a final payment of $50,375 due at the maturity date.
Acquisition-related promissory notes payable issuance and conversion in 2022 and 2021
OSD
In April 2021, in connection with the OSD acquisition, the Company issued a principal amount $3,100, 4% secured promissory note to the seller. The promissory note matures on April 30, 2027 and interest is payable quarterly. The note is secured by the equity of OSD. Pursuant to the terms of the OSD acquisition, indemnification obligations of the seller may be offset against this promissory note in the future if the Company makes a claim for such indemnification and such right of offset. Refer to Note 6 - Acquisitions.

Apothecarium
In March 2022, in connection with the Apothecarium acquisition, the Company issued to the seller two unsecured promissory notes with a total principal amount of $9,853, with no stated interest and both maturing in March 2027. The promissory notes provide for a principal payment of $3,448 on the 21st month anniversary, followed by 39 equal monthly payments for the remaining balance. On January 24, 2024, the Company entered into two note exchange agreements with the holders of the Apothecarium unsecured promissory notes. Refer to Note 25 - Subsequent Events for more information.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
NuLeaf
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

Nature’s Remedy
In September 2021, in connection with the Nature’s Remedy acquisition, the Company issued a principal amount $11,500, 8% unsecured three-year note maturing September 10, 2024 and a $5,000 8% unsecured five-year note maturing September 10, 2026 to the seller. The promissory notes provide for cash interest payments to be made quarterly and all principal and accrued and unpaid interest are due at their respective maturities. In September 2022, the Company amended the three-year note for an additional principal amount of $5,000 in settlement of a contingent consideration liability for the First Milestone Period in connection with the September 2021 acquisition of Nature’s Remedy.
Repayment of principal and interest are currently on hold until the resolution of the Sammartino Matter as discussed in greater detail in Note 22 - Commitments and Contingencies. Additionally, refer to Note 6 - Acquisitions for more information on this acquisition.
Dalitso
In November 2022, the Company issued 910,000 SVS to settle the outstanding balance relating to a $2,412 unsecured convertible promissory note.

Mortgage loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (“Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. As of December 31, 2022, the Company had drawn down $5,000, and the remaining $1,900 was drawn down in January 2023. The Arlington Facility bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.

Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of December 31, 2023 was 10.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage bears interest of 9.0% per annum as of December 31, 2023, payable monthly, and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55% with a floor rate of not less than 8.25%.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Financial covenants

Acquisition Facility
The Acquisition Facility contains certain financial and other covenants with which the Company is required to comply. As of December 31, 2023, the Company was in compliance with its financial covenants related to (i) minimum unrestricted cash and cash equivalents balance requirement and (ii) minimum quarterly revenue requirement. On February 24, 2023, February 27, 2023, and May 10, 2023, the Company was non-compliant with an affirmative covenant relating to a minimum cash deposit requirement in a specified bank account. The Company received waivers for the first two instances of non-compliance on April 17, 2023, and received a waiver for the third instance of non-compliance on May 11, 2023. Because the Company anticipated that the audit reports associated with the Company’s financial statements for the years ended December 31, 2022 and December 31, 2023 would contain a going concern qualification, and such going concern qualifications would constitute non-compliance with an affirmative covenant requiring the Company to obtain auditor reports associated with its annual financial statements that do not contain a going concern qualification, the Company obtained waivers of non-compliance with the aforementioned affirmative covenant on April 17, 2023, and March 12, 2024, respectively.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of December 31, 2023, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.

11. LEASES
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. Due to changing demographics and business environment, the Company performed a reassessment of its previously classified real estate finance leases in June 2023 and certain real estate operating leases in September 2023. These reassessments resulted in the removal of certain option renewal periods contained in the leases as the Company is no longer reasonably certain to exercise these option renewal periods. As a result of the June 2023 reassessment, the classification of some leases were changed from finance to operating, resulting in an aggregate decrease in finance lease obligations and related right-of-use (“ROU”) assets of $45,768 and $42,349, respectively, and an aggregate net increase in operating lease obligations and related ROU assets of $8,691 and $5,271, respectively. The impact of the September 2023 reassessment was an aggregate net decrease in operating lease obligations and related ROU assets of $6,084 and $6,084, respectively.

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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of lease assets	$5,358	$5,422	$3,155
Interest on lease liabilities	9,784	11,154	9,158
Total finance lease cost	15,142	16,576	12,313
Operating lease cost	4,819	3,402	2,585
Variable lease cost	155	390	355
Total lease cost	$20,116	$20,368	$15,253
All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	As of December 31, 2023		As of December 31, 2022
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.09%	15.09%	11.23%	11.51%
Weighted average remaining lease term (in years)	16.6	8.7	22.7	14.1
Cash paid for amounts included in the measurement of lease liabilities	$11,060	$5,168	$11,629	$3,133
The maturities of the contractual undiscounted lease liabilities as of December 31, 2023 are as follows:

	Finance Leases	Operating Leases
2024	$9,718	$5,081
2025	10,602	5,665
2026	10,494	5,428
2027	10,002	5,185
2028	10,166	4,787
Thereafter	147,970	19,833
Total undiscounted lease liabilities	198,952	45,979
Interest on lease liabilities	(137,228)	(21,425)
Total present value of minimum lease payments	$61,724	$24,554
Lease liabilities - current portion	$8,885	$4,693
Lease liabilities - non-current	$52,839	$19,861

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

12. OTHER NON-CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2023	2022
Operating lease liabilities	$19,861	$15,547
Deferred tax liabilities	3,468	—
Contingent consideration liabilities	—	1,395
Other non-current liabilities	5,782	4,613
Total	$29,111	$21,555

13. DERIVATIVE LIABILITIES
The continuities of the Company’s derivative liabilities are as follows:

Total Derivative Liabilities (1)
Balance as of January 1, 2022	$92,435
Derivative Warrants issued (2)	23,205
Fair value changes	(91,887)
Derivative Warrants exercised and settled (3)	(9,619)
Balance as of December 31, 2022	14,134
Fair value changes	(9,589)
Reclassification to equity	(2,050)
Down-round changes	143
Balance as of December 31, 2023	$2,638
(1)Refer to Note 14 - Equity for the change in number of warrants outstanding.
(2)Includes fair value of 17,512,280 derivative warrants issued in connection with the Second Lien Notes issuance in December 2022, and 2,000,000 derivative warrants issued relating to the second amendment of the Acquisition Facility in December 2022.
(3)Includes mandatory prepayment option on the Senior Notes of $218, which was settled in December 2022 with the Company’s redemption of the Senior Notes.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company which were issued in connection with the Company’s Second Lien Notes and its 10% senior secured notes (the “Senior Notes”). As discussed in Note 10 - Debt, in June 2023, the Company amended the warrant agreements, previously issued with the Second Lien Notes, to decrease the warrants exercise price of $2.086 per warrant to $1.00 per warrant for 17,512,280 warrants as well as certain other sections of the warrant agreement, which resulted in a change in accounting classification of the respective warrants from liability to equity. As a result of the change in classification of the warrants, the Company recorded a decrease in derivative liability of $2,050, with a corresponding increase in paid-in capital. The aforementioned repricing triggered certain down-round provision on some of the outstanding warrants previously issued with the Senior Notes (the “Senior Notes Warrants”). As part of the amendment the Company changed the warrants exercise price of $1.25 per warrant to $1.00 per warrant for 5,890,922 Senior Notes Warrants. With the change in exercise price the Company recorded an incremental change of $143 in the fair value of such Senior Notes Warrants after repricing as an increase to derivative liabilities with a corresponding offset to Other income (expense) (refer to Note 10 - Debt for additional information). The Derivative Warrants may be net share settled. As of December 31, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrants and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date in December 2024, and (iii) 2,000,000 warrants with

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
exercise price of $2.086 per warrant and expiration date in December 2026. As of December 31, 2022, there were 55,375,202 Derivative Warrants outstanding, which consisted of (i) 35,862,922 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, and (ii) 19,512,280 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.

Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive (loss) income. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of December 31, 2023 and December 31, 2022.

The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	As of December 31,
	2023	2022
Stock price per share	$0.46	$0.76
Risk-free annual interest rate	4.01% - 4.79%	3.99% - 4.11%
Exercise price	$1.00 - $2.086	$1.25 - $2.086
Weighted average volatility	101%	79%
Remaining life	1.00 - 2.90 years	1.98 - 3.96 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
Volatility was estimated by using a weighting of the Company’s historical volatility. The risk-free interest rate for the expected life of the Derivative Warrants was based on the yield available on government benchmark bonds with an approximate equivalent remaining term. The expected life is based on the contractual term. If any of the assumptions used in the calculation were to increase or decrease, this could result in a material or significant increase or decrease in the estimated fair value of the derivative liability. For example, the following table illustrates an increase or decrease in certain significant assumptions as of the balance sheet dates:

	As of December 31, 2023			As of December 31, 2022
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.46	$637	$(574)	$0.76	$2,529	$(2,396)
Volatility	101%	$680	$(643)	79%	$2,070	$(2,121)

14. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares and Preferred Shares. As of December 31, 2023, the Company had 196,631,598 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Private Placements
In January 2022, the Company closed non-brokered private placement offerings for an aggregate 3,717,392 SVS at a price of $3.68 per share to an existing investor group for aggregate gross proceeds to the Company of $13,680.
Warrants
Each warrant entitles the holder to purchase one share of the same class of common share. The following table summarizes the status of our warrants and related transactions for each of the presented years:

	Non-Derivative Warrants	Derivative Warrants (1)	Total Number of Warrants	Weighted - Average Exercise Price Per Warrant	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2022	29,156,048	40,124,355	69,280,403	$1.19	$142,791	4.7
Granted (2)(3)	1,600,000	19,512,280	21,112,280	$2.06
Exercised	(82,413)	(4,261,433)	(4,343,846)	$1.26	$9,746
Balance, December 31, 2022	30,673,635	55,375,202	86,048,837	$1.40	$1,081	3.9
Granted (2)(4)	2,970,221	—	2,970,221	$0.63
Cancelled (4)	(2,087,500)	—	(2,087,500)	$2.18
Reclassified	17,512,280	(17,512,280)	—
Balance, December 31, 2023	49,068,636	37,862,922	86,931,558	$1.12	$—	3.0
Exercisable, December 31, 2023	46,108,636	37,862,922	83,971,558	$1.11	$—	3.0
(1)In June 2023, 5,890,922 warrants were repriced from $1.25 to $1.00. Additionally, 17,512,280 warrants were reclassified from derivative liability warrants to non-derivative (equity) warrants and repriced from $2.086 to $1.00. Refer to Note 13 - Derivative Liabilities for additional information.
(2)The non-derivative warrants were issued for consulting or other services, therefore, these compensatory warrants are accounted for as share-based payment arrangements.
(3)Derivative warrants were issued to the Second Lien Notes Holders and the Acquisition Facility Lender. Refer to Note 13 - Derivative Liabilities for more information.
(4)On November 15, 2023, the Company cancelled warrants to purchase 200,000 SVS at an exercise price of $1.75 held by the Company’s Chief Financial Officer, that were originally issued on December 9, 2022, and reissued warrants to purchase 200,000 SVS at an exercise price of $0.55 and an expiration date of December 17, 2028.

The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculations at date of issuance.

	Year Ended December 31,
	2023	2022	2021
Weighted average stock price	$0.55	$1.74	$4.18
Weighted average expected stock price volatility	77%	81%	73%
Expected annual dividend yield	—%	—%	—%
Weighted average expected life of warrants	5.1 years	5.0 years	3.5 years
Weighted average risk-free annual interest rate	3.94%	3.48%	1.06%
Weighted average grant date fair value	$0.28	$1.13	$2.14

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Share-based payment award plans
Plan summary and description
The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was initially adopted in April 2019, and was amended in June 2022. The 2019 Plan is administered by the board of directors, who have delegated to the Compensation Committee the ability to grant awards with board of directors’ review for directors and officers.
The purpose of the 2019 Plan is to: (i) promote and retain employees, directors and consultants capable of assuring our future success; (ii) motivate management to achieve long-range goals; and (iii) to provide compensation and opportunities for ownership and alignment of interests with shareholders. The 2019 Plan permits the grant of: (i) Stock Options; (ii) Restricted Stock Awards; (iii) Restricted Stock Units; (iv) Stock Appreciation Rights; and (v) Other Awards. Any of the Company’s employees, officers, directors, and consultants are eligible to participate (each a Participant) in the 2019 Plan if selected by the board of directors or the Compensation Committee. The basis of participation of an eligible recipient of an Award under the 2019 Plan, and the type and amount of any Award that an individual will be entitled to receive under the 2019 Plan, will be determined by board of directors and/or Compensation Committee. The Board may suspend or terminate the 2019 Plan at any time.
The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 5,772,327 as of December 31, 2023.
Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date.
On November 15, 2023, the Company’s board of directors approved a limited stock option cancellation and regrant program in which a limited number of the Company’s senior management team and the Company’s non-employee directors (the “Eligible Participants”) could elect to cancel each stock option held with an exercise price per SVS of $3.91 or greater, and to be granted a replacement option to purchase an identical number of SVS. On November 17, 2023, the Eligible Participants cancelled a total of 3,224,000 stock options under this program, and were regranted the same number of stock options on December 17, 2023 at an exercise price of $0.55, with an expiration date of ten years from the grant date.

The following table summarizes the status of stock options and related transactions for each of the presented years:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Stock Options	Weighted Average Exercise Price per Stock Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2022	20,429,120	$3.20	$11,583	8.7
Granted	13,686,806	$1.95
Exercised	(324,998)	$1.67	$620
Forfeited/expired	(3,038,669)	$4.02
Balance, December 31, 2022	30,752,259	$2.58	$—	8.5
Granted	11,507,429	$0.54
Forfeited/expired	(14,606,504)	$3.20
Balance, December 31, 2023	27,653,184	$1.40	$—	8.2
Exercisable, December 31, 2023	12,536,225	$1.89	$—	6.7

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Year Ended December 31,
	2023	2022	2021
Weighted average stock price	$0.53	$1.95	$4.16
Weighted average expected stock price volatility	76.6%	74.1%	73.0%
Expected annual dividend yield	—%	—%	—%
Weighted average expected life	5.9 years	5.7 years	6.0 years
Weighted average risk-free annual interest rate	3.81%	2.88%	1.23%
Weighted average grant date fair value	$0.30	$1.35	$2.61

Restricted Stock
The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS, and the fair value of the restricted stock granted was estimated based on the SVS price at grant date. The following table summarized the status of restricted stock and related transactions for each presented years:

	Unvested Restricted Stock	Weighted-Average Grant-date Fair Value Price per Restricted Stock	Average Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
Issued and Outstanding as of January 1, 2022	2,859,151	$2.13	$9,292	1.2
Granted	86,952	$2.05
Vested and Released	(1,789,784)	$1.96	$3,601
Issued and Outstanding as of December 31, 2022	1,156,319	$2.45	$881	0.3
Cancelled	(54,774)	$2.43
Vested and Released	(1,099,684)	$2.45	$526
Issued and Outstanding as of December 31, 2023	1,861	$4.05	$1	0.7
Share-based compensation cost
The Company recorded share-based compensation costs related to previously issued stock options, restricted stocks and compensatory warrants totaling $8,092, $23,073 and $14,506 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

As of December 31, 2023, the Company had $5,203 of unrecognized share-based compensation cost related to unvested stock options, restricted stocks and warrants and is expected to be recognized as share-based compensation cost over a weighted average period of 1.2 years as follows:

2024	$4,063
2025	904
2026	217
2027	19
$5,203

Other Equity
Refer to Note 10 - Debt for details of a convertible promissory note classified as equity in relation to Dalitso.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

15. NON-CONTROLLING INTEREST
The components of the Company’s non-controlling interests and related activity are as follows:

	Jushi Europe	Agape	Other Non-material Interests	Total
Balance as of January 1, 2021	$1,384	$1,562	$1	$2,947
Purchases of non-controlling interests	—	(1,562)	—	(1,562)
Loss	(2,771)	—	(1)	(2,772)
Balance as of December 31, 2021	$(1,387)	$—	$—	$(1,387)
Balance as of December 31, 2022	$(1,387)	$—	$—	$(1,387)
Balance as of December 31, 2023	$(1,387)	$—	$—	$(1,387)
Jushi Europe
The Company’s non-controlling interests as of December 31, 2023 are comprised primarily of the non-controlling interest in Jushi Europe. In March 2020, the Company finalized its agreement to expand internationally through the establishment of Jushi Europe. Jushi Europe planned to build out its European business through a combination of strategic acquisitions, partnerships, and license applications, focused on supplying the highest-quality medical cannabis products to patients throughout Europe. During the first quarter of 2020, the Company received $2,000 in cash from the 49% investor partner. The Company owns 51% of Jushi Europe and is exposed, or has rights, to variable returns from Jushi Europe and has the power to govern the financial and operating policies of Jushi Europe through voting control so as to obtain economic benefits, and therefore the Company has consolidated Jushi Europe from the date of acquisition.
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
In February 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Accordingly, the Company determined that the assets of Jushi Europe were impaired and recognized an impairment loss of $4,561 for the year ended December 31, 2021. Then, the Swiss courts declared Jushi Europe’s bankruptcy in May 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is on-going.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Agape
In January 2021, the Company acquired the remaining 20% of the equity interests of Agape from the non-controlling shareholders for 500,000 SVS for total estimated fair value of $3,425, based on a market price of $6.85 per share on the date of close. As a result of the transaction, the Company recorded a decrease to non-controlling interests of approximately $1,562. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in paid-in capital. The Company now owns 100% of the issued and outstanding shares of Agape.

16. EARNINGS (LOSS) PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted earnings (loss) per share attributable to Jushi shareholders are as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) and comprehensive income (loss) attributable to Jushi shareholders	$(65,102)	$(202,324)	$20,251
Dilutive effect of net income from derivative warrants	—	(91,887)	(104,594)
Net income (loss) and comprehensive loss attributable to Jushi shareholders - diluted	$(65,102)	$(294,211)	$(84,343)

Denominator:
Weighted-average shares of common stock - basic	194,770,212	190,021,550	170,292,035
Dilutive effect of derivative warrants	—	14,213,882	31,318,216
Weighted-average shares of common stock - diluted	194,770,212	204,235,432	201,610,251

Earnings (loss) per share - basic	$(0.33)	$(1.06)	$0.12
Earnings (loss) per share - diluted	$(0.33)	$(1.44)	$(0.42)
In August 2021, all the 149,000 previously issued and outstanding Super Voting Shares and all the 4,000,000 previously outstanding Multiple Voting Shares were converted into SVS in accordance with their terms as described in Jushi Holdings Inc.’s Articles of Incorporation. Refer to Note 14 - Equity. The number of basic and diluted weighted-average shares outstanding for 2021 assumes the conversion of the Multi Voting Share and Super Voting Shares into SVS as of the beginning of the year. Other than voting rights, the Multi Voting Shares and Super Voting Shares had the same rights as the SVS and therefore all these shares are treated as the same class of common stock for purposes of the earnings (loss) per share calculations.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The following table summarizes equity instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021 because the impact of including them would have been anti-dilutive:

	As of December 31,
	2023	2022	2021
Stock options	28,783,139	30,752,259	20,429,120
Warrants (derivative liabilities and equity)	85,575,031	30,673,635	29,156,048
Unvested restricted stock awards	368,711	1,156,319	2,859,151
Convertible promissory notes	—	—	910,000
	114,726,881	62,582,213	53,354,319

17. REVENUE
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
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Year Ended December 31,
	2023	2022	2021
Retail cannabis	$239,351	$261,016	$195,085
Wholesale cannabis	30,094	23,160	13,792
Other	—	108	415
Total revenue, net	$269,445	$284,284	$209,292

18. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Year Ended December 31,
	2023	2022	2021
Salaries, wages and employee related expenses	$56,483	$71,237	$58,228
Rent and related expenses	11,789	13,162	9,722
Depreciation and amortization expense	10,656	12,724	5,805
Share-based compensation expense	8,092	23,073	14,506
Professional fees and legal expenses	7,732	10,371	6,507
Goodwill impairment	7,329	39,643	1,783
Indefinite-lived intangible asset impairment	845	111,515	—
Tangible long-lived asset impairment	400	8,487	4,561
Other expenses (1)	15,720	25,599	18,047
Total operating expenses	$119,046	$315,811	$119,159
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fee, software and technology costs, travel, entertainment and conferences and other.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

19. OTHER INCOME (EXPENSE)
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2023	2022	2021
Gains (losses) on investments and financial assets	$(777)	$(523)	$1,216
Losses on debt redemptions/extinguishments/modifications	—	(18,858)	(3,815)
Gains (losses) on legal settlements	(400)	24	10,350
Other gains (losses)	(1,924)	(482)	558
Other income (expense), net	$(3,101)	$(19,839)	$8,309

20. INCOME TAXES
Details of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Current tax expense:
Federal	$27,303	$26,738	$25,501
State	3,608	7,783	9,234
	30,911	34,521	34,735
Deferred tax benefit:
Federal	2,281	(17,780)	(5,477)
State	(1,386)	(8,332)	(1,724)
Foreign	(5,554)	(5,969)	(3,874)
	(4,659)	(32,081)	(11,075)
Change in valuation allowance	5,554	6,008	5,965
Total income tax expense	$31,806	$8,448	$29,625
The differences between the income tax expense and the expected income taxes based on the statutory tax rate applied to pre-tax earnings (loss) are as follows:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$(33,296)	$(193,876)	$47,104
Statutory tax rate	21.00%	21.00%	21.00%
Tax expense (benefit) based on statutory rates	(6,992)	(40,714)	9,892
Difference in tax rates	(4,463)	2,500	16,753
Gain on fair value of derivative	(4,564)	(44,106)	(50,482)
IRC Section 280E disallowed expenses	10,862	43,272	12,520
Share-based compensation	173	10,509	2,361
Interest expense and debt costs	458	13,718	3,616
Deemed interest income	842	—	—
Tax interest and penalties	383	—	—
Change in valuation allowance	5,554	6,008	5,965
State taxes, net	33	1,698	1,249
Change in uncertain tax positions	24,888	8,618	26,823
Change in state tax rates	(474)	(2,557)	—
Impairment expense	1,539	8,289	—
Return to provision	2,786	—	—
Difference in foreign deferred and statutory tax rate	348	—	—
Contingent consideration	311	—	—
Other differences	122	1,213	928
Total income tax expense	$31,806	$8,448	$29,625
Effective tax rate	(95.5)%	(4.4)%	62.9%
The Company’s income tax payable of $5,190 as of December 31, 2023 included deferral of certain 2023 estimated income tax payments. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. As of December 31, 2023, with few exceptions, all tax filings remain open for assessment.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Year-end deferred tax assets and liabilities were due to the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Lease liability	$17,760	$24,328
Net operating losses	22,661	16,819
Financing fees	830	1,487
Start-up costs	603	661
Share-based compensation	817	—
Interest carryforward	563	—
Inventory	419	1,555
Property and equipment	1,149	—
Other deferred tax assets	1,314	619
Valuation allowance	(22,951)	(17,397)
	$23,165	$28,072
Deferred tax liabilities:
Right-of-use assets	$(18,414)	$(21,865)
Intangible assets	(5,211)	(5,235)
Property and equipment	—	(693)
Other deferred tax liabilities	(235)	(80)
	$(23,860)	$(27,873)
Net deferred tax asset (liabilities) (1)	$(695)	$199
(1) Net deferred tax assets are included in other non-current assets while net deferred tax liabilities are included in other non-current liabilities in the consolidated balance sheets.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2023 and 2022.
As of December 31, 2023, the Company had $71,706 of non-capital Canadian losses, $1,560 of capital Canadian losses, $8,177 of other foreign losses, $56,881 of state net operating losses which expire in 2032-2044. The Company has not recorded $31,270 of these state net operating losses as an unrecognized tax benefit. To the extent that the benefit from these loss carryforwards are not expected to be realized, the Company has recorded a valuation allowance as follows: $71,706 for non-capital Canadian losses, $1,560 for capital Canadian losses, $8,177 for other foreign losses, $1,840 for state net operating losses.

Due to its cannabis operations, the Company is subject to the limits of Internal Revenue Code ("IRC") Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Starting with the 2022 tax year, Massachusetts and New York also decoupled from IRC Section 280E, and in 2023, Illinois also decoupled from IRC Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. However, since the Company’s new tax

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
position on 280E may be challenged by the IRS, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of December 31, 2023, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the new tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statements of operations and comprehensive income (loss).
The Company’s tax returns benefited from not applying IRC Section 280E to certain entities of the consolidated group either due to the entity not yet starting operations or because the entity had a separate trade or business that was not medical or recreational cannabis operations. The Company has also treated certain expenses as cost of sales for tax purposes which were treated as selling, general and administrative expenses for financial statement purposes. The Company determined that it is not more likely than not these tax positions would be sustained under examination. As a result, the Company has a liability for unrecognized tax benefits of $100,343 and $57,200 as of December 31, 2023 and 2022, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $17,303 and $3,412 as of December 31, 2023 and 2022, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense for the year ended December 31, 2023 were $6,676 and $0, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded within income tax expense for the year ended December 31, 2022, was $2,907 and $4,783, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded within income tax expense for the year ended December 31, 2021, was $643 and $2,742.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) are as follows:

Balance at January 1, 2022	$41,503
Reductions based on lapse of statute of limitations	(552)
Additions based on tax positions related to the current year	1,452
Reductions based on tax positions related to the prior year	(127)
Additions for tax positions of prior years recorded to goodwill	5,982
Balance at December 31, 2022	$48,258
Reductions based on lapse of statute of limitations	(1,946)
Additions based on tax positions related to the current year	19,843
Additions based on tax positions related to the prior year	38,470
Balance at December 31, 2023	$104,625

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

21. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Year Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
Nature of transaction	Related Party Income (Expense)			Related Party Receivable (Payable)
Management services agreements (1)	$—	$—	$(42)	$—	$—
Senior Notes - interest expense and principal amount (2)	$—	$(26)	$(4)	$—	$—
Second Lien Notes - interest expense and principal amount (3)	$(2,223)	$(138)	$—	$(19,788)	$(17,491)
Other debt (4)	$—	$—	$—	$(3,298)	$(3,189)
Loans to senior key management - interest income (5)	$—	$—	$90	$—	$—
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
(2)For the year ended December 31, 2022, interest expense includes amounts related to certain senior key management, directors and other employees as well as a significant investor. Interest expense for the year ended December 31, 2022 and 2021 cannot be reliably determined as the majority of the Senior Notes were publicly traded.
(3)For the year ended December 31, 2023 and 2022, the Second Lien Notes payable and the related interest expense includes amounts related to certain senior key management as well as a significant investor. See Note 10 - Debt for information about the issuance of these notes.
(4)Other debt relates to Jushi Europe. On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going. Refer to Note 15 - Non-Controlling Interest for more information.
(5)In January 2021, an executive received a loan from the Company of $174 for withholding tax requirements for RSAs issued to the executive, which was repaid in full via payroll deductions. In April 2019, the Company entered into promissory notes with certain executives for the purchase of restricted stock, pursuant to which those executives borrowed an aggregate of $1,813 at a rate of 2.89% per annum, compounded annually. As these loans were non-recourse loans under the accounting guidance they were not reflected in the consolidated balance sheet or table above. As of December 31, 2021, all these balances plus accrued interest have been settled. The balances including accrued interest were settled as part of the executive’s regular pay and bonus, severance or via shares repurchased by the Company. During the year ended December 31, 2021, the Company received 471,757 shares from key management personnel in full settlement of principal amount $2,007 outstanding promissory notes and related interest.

22. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of December 31, 2023, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 20 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2023, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Pacific Collective Matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease, and is of the

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
position that no damages are owed to Pacific Collective. Refer to Note 25 - Subsequent Events for updated information on this matter.

Refer to Note 15 - Non-Controlling Interest for the information regarding the bankruptcy of Jushi Europe.
Commitments
In addition to the contractual obligations outlined in Note 10 - Debt and Note 11 - Leases, the Company has the following commitments as of December 31, 2023:
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
401(k) Plan
The Company maintains a 401(k) plan, which is generally available to eligible employees. The Company makes safe harbor matching contributions, subject to a maximum contribution of 4% of the participant’s compensation. The employer matching contributions to the 401(k) plan were $677, $1,030 and $616 for the years ended December 31, 2023, 2022 and 2021, respectively.

23. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	As of December 31,
	2023	2022
Financial assets: (1)
Equity investment (2)	$200	$977
Total financial assets	$200	$977

Financial liabilities: (1)
Derivative liabilities (3)	$2,638	$14,134
Contingent consideration liabilities (4)	817	4,793
Total financial liabilities	$3,455	$18,927
(1)    The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of December 31, 2023 and 2022, and there were no transfers between hierarchy levels during the years ended December 31, 2023 and 2022.
(2)    The Company adjusted its equity investment carrying value as of December 31, 2023 and 2022 to reflect its equity balance of the investee, resulting in the recording of a loss on investment of $777 and $523 during the years ended December 31, 2023 and 2022, respectively. The loss on investment is included within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)    Refer to Note 13 - Derivative Liabilities

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
(4)     Refer to Note 6 - Acquisitions
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at December 31, 2023 and 2022, respectively. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes and the Senior Notes approximates its fair values as of December 31, 2023 and 2022, respectively.

24. BUSINESS CONCENTRATION
There was no single customer that amounted to more than 10% of the Company’s total sales for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, one customer represented 19% of the Company’s total accounts receivable balance. As of December 31, 2022, one customer represented 10% of the Company’s total accounts receivable balance.

For the year ended December 31, 2023, the Company made inventory purchases of 19% from one vendor. For each year ending December 31, 2022 and 2021, approximately 37% and 36%, respectively, of the Company’s inventory purchases were purchased from its two largest vendors.
There were no single vendor that amounted to more than 10% of the Company’s accounts payable and accrued expenses as of December 31, 2023 and 2022.

25. SUBSEQUENT EVENTS
Debt Exchange
On January 24, 2024, the Company entered into two Note Exchange Agreements with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). Upon closing of the transactions contemplated in the Note Exchange Agreements on February 6, 2024, the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (1) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes; (2) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of December 7, 2026; and (3) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash.
Pacific Collective Matter
On October 24, 2022, Pacific Collective filed a complaint in state court in California against TGS and Jushi Inc. alleging that TGS breached a commercial property lease. The Referee assigned to the matter delivered a Statement of Decision on March 7, 2024 ruling in favor of TGS and Jushi.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board of directors’ authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
Management under the supervision of, and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the specified criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
During 2022, the Company identified and disclosed deficiencies that constituted a material weakness in our internal control over financial reporting including the following:
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
•Additionally, management determined that the Company also had material weaknesses in its accounts payable process relating to vendor setup and maintenance resulting from the Company’s finding of phishing attacks during 2022.
•Lack of projected financial covenant calculations and related impact on financial statement presentation.
Throughout fiscal year 2023, the Company developed and implemented controls that remediated the material weakness noted above. Those controls included:
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
•Enhanced controls over the evaluation of third party service providers;
•Enhanced controls over the Company’s Information Technology General Controls and Cyber Security Program; and
•Developed enhanced policies, procedures and accompanying training on vendor setup, maintenance, and validation.

After implementing the above remediation measures, we conducted testing of the new controls over several reporting periods. The results of this testing demonstrated that the controls are operating effectively, and we have not identified any further material weaknesses. As such, management believes that the material weakness has been successfully remediated.

Except as noted in the preceding paragraphs, there was no change in our internal control over financial reporting that occurred during the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements
The information required is set forth in Item 8 – Audited Financial Statements in Part II of this Form 10-K and is hereby incorporated herein by reference to such information.
(2) Financial statements schedules
Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1(a)	Letter Agreement, dated November 2, 2018, by and between Jushi Inc and Tanzania Minerals Corp.
3.1(a)	Articles of Jushi Holdings Inc., as amended.
4.1(a)	Subordinate Voting Shares Specimen Stock Certificate.
4.2(a)(^)	Form of 10% Senior Secured Note of Jushi Holdings Inc.
4.3(a)(^)	Trust Indenture, dated December 7, 2022, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.4(b)(+)(^)	First Amendment to Trust Indenture, dated June 22, 2023, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.5(b)	First Amendment to Common Stock Purchase Warrants, dated June 23, 2023, by and between Jushi Holdings Inc. and Acquiom Agency Services, LLC
4.6(a)(^)	Credit Agreement, dated as of October 20, 2021, by and among Jushi Holdings Inc., the other loan parties that are party thereto, the lenders that are party thereto, and Roxbury, LP.
4.7(a)	Limited Waiver and First Amendment to Credit Agreement, dated as of April 29, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.8(a)(^)	Second Amendment to Credit Agreement and Consent to Senior Notes Refinancing, dated as of December 6, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.9(c)(^)	Third Amendment to Credit Agreement, dated as of November 10, 2023, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.10(a)	Limited Waiver dated April 17, 2023 between Jushi Holdings Inc. and Roxbury, LP
4.11(a)	Form of Transaction Warrant of Jushi Holdings Inc.
4.12(a)	Form of Debt Warrant of Jushi Holdings Inc.
4.13(a)	Form of Broker Warrant of Jushi Holdings Inc.
4.14(a)	Form of Equity Round Warrant of Jushi Inc.
4.15(a)	Form of Management Round Warrant of Jushi Inc.
4.16(a)	Form of Consulting Warrant of Jushi Holdings Inc.
4.17	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(a)(^)
Merger and Membership Interest Purchase Agreement, dated April 16, 2021, by and among Jushi MA, Inc., Jushi Inc, Jushi Holdings Inc., Sammartino Investments LLC, Nature’s Remedy of Massachusetts, Inc., McMann LLC, Valiant Enterprises, LLC, John Brady, Robert Carr and Justin Lundberg.

10.2(a)	First Amendment to Merger and Membership Interest Purchase Agreement, dated May 13, 2021, by and between Sammartino Investments LLC Jushi Inc.

Exhibit No.	Description
10.3(a)	Second Amendment to Merger and Membership Interest Purchase Agreement, dated September 7, 2021, by and between Sammartino Investments LLC Jushi Inc.
10.4(a)(+)(^)
Equity Purchase Agreement, dated as of June 4, 2019, by and among Franklin BioScience – Penn LLC, Franklin Group, LLC, Matt Varga, Alex Hazzouri, Ed Hazzouri, Ray Angeli, Hazzouri & Associates, LLC, Franklin Bioscience, LLC, Jushi Inc and the other Persons holding membership interests in Franklin BioScience – Penn, LLC.

10.5(a)(+)(^)	Lease, dated April 6, 2018, by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.6(a)	First Amendment to Lease Agreement, dated December 7, 2018, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.7(a)	Second Amendment to Lease Agreement, dated January 14, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.8(a)	Third Amendment to Lease Agreement, dated April 10, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.9(a)	Fourth Amendment to Lease Agreement, dated August 25, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.10(a)	Fifth Amendment to Lease Agreement, dated April 1, 2021, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.11(a)(+)	Amended and Restated Lease Agreement, dated April 22, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.12(a)	Lease Amendment # 1, dated October 21, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.13(a)(+)	Second Amendment to Lease, dated January 12, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.14(a)	Standard Form of Commercial Lease, dated October 29, 2018, by and between Valiant Enterprises, LLC and Nature’s Remedy of Massachusetts, Inc.
10.15(a)(#)	Form of Stock Option Grant and Agreement for Directors.
10.16(a)(#)	Form of Stock Option Grant and Agreement for Employees and Certain Named Executive Officers.
10.17(a)(#)	Form of Stock Option Grant and Agreement for Other Named Executive Officers.
10.18(a)(#)	Form of Restricted Stock Grant and Agreement for Directors.
10.19(a)(#)	Form of Restricted Stock Grant and Agreement for Employees and Certain Named Executive Officers.
10.20(a)(#)	Form of Restricted Stock Grant and Agreement for Other Named Executive Officers.
10.21(a)(#)(†)	Employment Agreement, dated May 1, 2019 by and between JMGT, LLC and Louis Jon Barack.
10.22(a)(#)(†)	Bonus Letter, dated June 9, 2020, by and between Jushi Holdings, Inc. and Louis Jon Barack.
10.23(a)(#)(†)	Employment Agreement, effective January 1, 2022, by and between the Company, JGMT, LLC and James Cacioppo.
10.24(a)(#)(†)	Amendment No. 1 to Employment Agreement between the Company, JGMT, LLC and James Cacioppo, dated March 14, 2023.
10.25(d)(#)	Amendment No. 2 to Employment Agreement between the Company, JMGT, LLC and James Cacioppo, dated November 15, 2023.
10.26(a)(#)((†)	Employment Agreement dated May 1, 2019 by and between the Company and Tobi Lebowitz.
10.27(a)(#)	Tobi Lebowitz Promotion Letter August 29, 2022.
10.28(a)(#)(†)	Employment Agreement dated April 1, 2022 by and between the Company and Nichole Upshaw.
10.29(a)(#)(^)	Nichole Upshaw Promotion Letter December 1, 2022.
10.30(a)(#)	Employment Agreement, dated as of January 7, 2023, by and between the Company and Michelle Mosier.
10.31(a)(#)	Jushi Holdings Inc. 2019 Equity Incentive Plan.
10.32(a)(#)	Form of Indemnification Agreement, by and between Jushi Holdings Inc. and each of its directors and executive officers.
10.33(a)(#)(^)	Loan Agreement, dated April 6, 2023, by and between FVCbank, Dalitso LLC, JREHVA, LLC, Jushi VA, LLC and Jushi Holdings Inc.

Exhibit No.	Description
10.34	Limited Waiver dated March 12, 2024 between Jushi Holdings Inc. and Roxbury, LP
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (Macias Gini & O’Connell LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 10-K filed on April 18, 2023.
(b)	Incorporated by reference to our Form 10-Q filed August 11, 2023.
(c)	Incorporated by reference to our Form 10-Q filed on November 14, 2023.
(d)	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2023.
(e)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2023.
#	Management contract or compensatory plan or arrangement.
+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Jushi Holdings Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) are the type that the registrant treats as private or confidential.
†	Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 1, 2024.

JUSHI HOLDINGS INC.

/s/ James Cacioppo
James Cacioppo
Chairman and Chief Executive Officer

/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2024.

Name	Title

/s/ James Cacioppo	Chairman and Chief Executive Officer
James Cacioppo	(principal executive officer)

/s/ Louis Jonathan Barack	President
Louis Jonathan Barack

/s/ Michelle Mosier	Chief Financial Officer and Chief Accounting Officer
Michelle Mosier	(principal financial and accounting officer)

/s/ Benjamin Cross	Director
Benjamin Cross

/s/ Marina Hahn	Director
Marina Hahn

/s/ Stephen Monroe	Director
Stephen Monroe

/s/ Bill Wafford	Director
Bill Wafford