Form 10-Q
period 2024-03-31
Jushi Holdings Inc.
filed 2024-05-09
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file Number 000-56468

JUSHI HOLDINGS INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________

British Columbia		98-1547061
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

301 Yamato Road, Suite 3250 Boca Raton, FL (Address of principal executive offices)	(561) 617-9100 (Registrant’s telephone number, including area code)	33431 (Zip Code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer         ☐                         Accelerated filer         ☒
Non-accelerated filer         ☐                         Smaller reporting company     ☒
Emerging growth company     ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the registrant had 196,643,264 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended March 31, 2024

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
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to pandemics and forces of nature; risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of the Company; the Company’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of the Company; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to the Company; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s current amount of indebtedness; risks relating to the need to raise additional capital either through debt or equity financing; risks relating to the management of growth; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcing judgments and effecting service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; risks relating to the expansion and optimization of the cultivation and/or processing facilities in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia; risks related to opening new facilities, which is subject to licensing approval; limited research and data relating to cannabis; risks related to challenges from governmental authorities with respect to the Company’s tax credits; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2024 for more information.

Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward‐looking information will prove to be accurate as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on the forward‐looking information contained in this report or other forward-looking statements made by the Company. Forward‐looking information is provided and made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake any obligation to revise or update any forward‐looking information or statements other than as required by applicable law.
Unless the context requires otherwise, references in this report to “Jushi,” “Company,” “we,” “us” and “our” refer to Jushi Holdings Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,286	$26,027
Restricted cash - current	3,128	3,128
Accounts receivable, net	3,186	3,380
Inventory, net	36,665	33,586
Prepaid expenses and other current assets	14,736	15,514
Total current assets	83,001	81,635
NON-CURRENT ASSETS:
Property, plant and equipment, net	154,141	159,268
Right-of-use assets - finance leases	62,098	63,107
Other intangible assets, net	95,224	95,967
Goodwill	30,910	30,910
Other non-current assets	30,324	30,358
Restricted cash - non-current	2,150	2,150
Total non-current assets	374,847	381,760
Total assets	$457,848	$463,395

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$16,913	$15,383
Accrued expenses and other current liabilities	43,150	44,070
Income tax payable	8,010	5,190
Debt, net - current portion (including related party principal amounts of $3,225 and $3,298 as of March 31, 2024 and December 31, 2023, respectively)	79,877	86,514
Finance lease obligations - current	9,121	8,885
Derivative liabilities - current	7,224	2,418
Total current liabilities	164,295	162,460
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $19,493 and $19,788 as of March 31, 2024 and December 31, 2023, respectively)	127,180	126,041
Finance lease obligations - non-current	52,283	52,839
Derivative liabilities - non-current	513	220
Unrecognized tax benefits	109,204	100,343
Other liabilities - non-current	27,958	29,111
Total non-current liabilities	317,138	308,554
Total liabilities	481,433	471,014
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,634,931 and 196,631,598 Subordinate Voting Shares as of March 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	506,001	503,612
Accumulated deficit	(528,199)	(509,844)
Total Jushi shareholders' deficit	(22,198)	(6,232)
Non-controlling interests	(1,387)	(1,387)
Total deficit	(23,585)	(7,619)
Total liabilities and equity (deficit)	$457,848	$463,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE, NET	$65,459	$69,873
COST OF GOODS SOLD	(33,129)	(39,932)
GROSS PROFIT	32,330	29,941

OPERATING EXPENSES	28,211	32,452

INCOME (LOSS) FROM OPERATIONS	4,119	(2,511)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,544)	(8,520)
Fair value gain (loss) on derivatives	(5,100)	8,030
Other, net	1,917	709
Total other income (expense), net	(12,727)	219

LOSS BEFORE INCOME TAX	(8,608)	(2,292)
Income tax expense	(9,747)	(10,148)
NET LOSS AND COMPREHENSIVE LOSS	$(18,355)	$(12,440)

LOSS PER SHARE - BASIC	$(0.09)	$(0.06)
Weighted average shares outstanding - basic	195,131,642	194,050,835
LOSS PER SHARE - DILUTED	$(0.09)	$(0.06)
Weighted average shares outstanding - diluted	195,131,642	194,050,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Three Months Ended March 31, 2024
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2024	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	3,333	2	—	2	—	2
Share-based compensation (including related parties)	—	1,524	—	1,524	—	1,524
Issuance of warrants	—	863	—	863	—	863
Net loss	—	—	(18,355)	(18,355)	—	(18,355)
Balances - March 31, 2024	196,634,931	$506,001	$(528,199)	$(22,198)	$(1,387)	$(23,585)

	Three Months Ended March 31, 2023
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture if restricted stock, net of restricted stock grants	(53,001)	—	—	—	—	—
Share-based compensation (including related parties)	—	2,311	—	2,311	—	2,311
Net loss	—	—	(12,440)	(12,440)	—	(12,440)
Balances - March 31, 2023	196,633,371	$494,331	$(457,182)	$37,149	$(1,387)	$35,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,355)	$(12,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in cost of goods sold	6,836	7,335
Share-based compensation	1,524	2,311
Fair value changes in derivatives	5,100	(8,030)
Non-cash interest expense, including amortization of deferred financing costs	1,495	1,731
Deferred income taxes and uncertain tax positions	6,647	355
Gain on debt extinguishment	(399)	—
Other non-cash items, net	(159)	(166)
Changes in operating assets and liabilities:
Accounts receivable	410	(1,210)
Inventory	(3,611)	(4,480)
Prepaid expenses and other current and non-current assets	903	2,989
Accounts payable, accrued expenses and other current liabilities	6,102	8,033
Net cash flows provided by (used in) operating activities	6,493	(3,572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,077)	(4,542)
Proceeds from sale of property, plant and equipment	334	—
Net cash flows used in investing activities	(743)	(4,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	2	—
Payments on promissory notes	(2,750)	—
Payments on acquisition related credit facility	(2,438)	—
Payments of finance leases	(728)	(844)
Proceeds from mortgage loans	—	1,900
Payments of mortgage loans	(37)	(57)
Proceeds from other financing activities	46	—
Payments of other financing activities	(586)	(668)
Net cash flows (used in) provided by financing activities	(6,491)	331
Effect of currency translation on cash and cash equivalents	—	61
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(741)	(7,722)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	31,305	27,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,564	$19,424
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$7,781	$6,951
Cash (received) paid for income taxes	$(1,522)	$305
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,011	$2,804
Right-of-use assets from finance lease liabilities	$203	$461
Issuance of second lien notes for settlement of accrued bonus	$—	$750
Issuance of second lien notes for debt exchange	$4,750	$—
Warrants issued for debt exchange	$863	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of March 31, 2024, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Form 10-K”), and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on April 1, 2024. Consolidated balance sheet information as of December 31, 2023 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023.
Going Concern and Liquidity

As reflected in the 2023 Form 10-K, the Company used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $80,825. Furthermore, as of March 31, 2024, the Company’s current liabilities exceeded its current assets by $81,294. Such current liabilities as of March 31, 2024, include aggregate contractual maturities of (i) $57,687 of the Acquisition Facility (as defined below) debt that is to be paid in cash within the next twelve months, absent a refinancing, (ii) $23,747 of debt (including $2,247 of interest and $5,000 of milestone accruals) that are subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months and (iii) $3,225 debt related to Jushi Europe SA (“Jushi Europe”), where the payments are subject to completion of the liquidation of Jushi Europe. Refer to Note 9 - Debt and Note 18 - Commitments and Contingencies for more information. Absent a refinancing of the Acquisition Facility debt, the Company will not meet its obligations within the next year. Management believes that with refinancing of the Acquisition Facility debt, the Company would meet its obligations.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
As concluded in the 2023 Form 10-K, substantial doubt existed about the Company’s ability to continue as a going concern, and, as a result of the above, substantial doubt continues to exist within the next twelve months from the date these financial statements are issued. The Company has a history of refinancing its debt and management intends to refinance the Acquisition Facility debt before the maturity date. The ability to continue as a going concern is dependent upon future financing. There is no assurance that the Company will be successful in this or any of its endeavors and continue as a going concern.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in the 2023 Form 10-K. Except as disclosed below, there have been no material changes to the Company’s significant accounting policies.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$25,286	$26,027
Restricted cash - current (1)	3,128	3,128
Restricted cash - non-current (1)	2,150	2,150
Cash, cash equivalents and restricted cash	$30,564	$31,305
(1)Restricted cash primarily relates to the Manassas Mortgage. Subsequent to March 31, 2024, the lender released the entire $3,128 of current restricted cash to the Company. Consequently, such cash is now unrestricted. Refer to Note 9 - Debt and Note 21 - Subsequent Events for more information.

Recent Accounting Pronouncements
Adoption of New Accounting Standards
In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. There was no impact to the consolidated financial statements upon adoption.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The FASB issued guidance requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with generally accepted accounting principles). The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. There was no impact to the consolidated financial statements upon adoption.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. There was no impact to the consolidated financial statements upon adoption.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. There was no impact to the consolidated financial statements upon adoption.
Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on incomes taxes paid. For public business entities, the new requirement will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

3. INVENTORY, NET
The components of inventory, net, are as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Cannabis plants	$4,727	$4,478
Harvested cannabis and packaging	10,374	10,994
Total raw materials	15,101	15,472
Work in process	5,439	4,293
Finished goods	16,125	13,821
Total inventory, net	$36,665	$33,586

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Employee retention credit receivable	$10,140	$10,140
Prepaid expenses and deposits	2,337	2,716
Assets held for sale	1,647	1,647
Other current assets	612	1,011
Total prepaid expenses and other current assets	$14,736	$15,514
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
As of December 31, 2023, the Company determined that one of its grower processor facilities located in Nevada, with total carrying value of $1,647, met the criteria to be classified as assets held for sale, and therefore were reclassified from Property, plant and equipment, net to assets held for sale, which is included in Prepaid expenses and other current assets in the consolidated balance sheets. The sale of the grower processor facility is expected to be completed by the end of 2024.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Buildings and building components	$88,134	$88,527
Land	12,956	12,956
Leasehold improvements	47,589	46,660
Machinery and equipment	27,128	27,050
Furniture, fixtures and office equipment (including computer)	21,870	21,146
Construction-in-process	318	1,968
Property, plant and equipment, gross	197,995	198,307
Less: Accumulated depreciation	(43,854)	(39,039)
Property, plant and equipment, net	$154,141	$159,268
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,909 and $4,812 for the three months ended March 31, 2024 and 2023, respectively. Interest expense capitalized to PPE was not material for the three months ended March 31, 2024 and 2023.

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

A competitor has not opened a competing dispensary within the stated radius of the Company’s dispensary in Tyngsborough, Massachusetts. Consequently, beginning in March 2023, the Company began recording a liability for the Monthly Milestone Accrual. As of March 31, 2024, $5,000 of Monthly Milestone Accrual was classified as acquisition-related milestone accrual in other current liabilities. As of December 31, 2023, the aggregate contingent consideration liability was $4,984, of which $4,167 of Monthly Milestone Accrual was classified as acquisition-related milestone accrual in other current liabilities and the remaining $817 was included as short-term contingent consideration liability.
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

7. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Operating lease assets	$17,943	$18,265
Indemnification assets	7,080	6,906
Net deferred tax assets	2,895	2,772
Deposits and escrows - properties	1,723	1,723
Deposits - equipment	422	422
Equity investment (1)	200	200
Other	61	70
Total other non-current assets	$30,324	$30,358
(1)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 19 - Financial Instruments for more information relating to the fair value of this equity investment as of March 31, 2024.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Deferred income - ERC (1)	$10,140	$10,140
Goods received not invoiced	5,268	5,019
Accrued employee related expenses and liabilities	5,260	4,175
Acquisition-related milestone accrual (2)	5,000	4,167
Operating lease obligations	4,707	4,693
Accrued interest	4,480	4,106
Accrued sales and excise taxes	2,866	2,388
Deferred revenue (loyalty program)	1,441	1,407
Accrued professional and management fees	698	986
Accrued capital expenditures	100	702
Contingent consideration liabilities (2)	—	817
Other accrued expenses and current liabilities	3,190	5,470
Total accrued expenses and other current liabilities	$43,150	$44,070
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)Refer to Note 6 - Acquisitions for more information.

9. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	March 31, 2024 (unaudited)	December 31, 2023
Principal amounts:
Second Lien Notes	15%	December 2026	$79,835	$75,497
Acquisition Facility	15%	December 2024	57,687	60,125
Acquisition-related promissory notes payable	8% - 16%	August 2024 - April 2027	25,864	35,716
Mortgage loans	6% - 11%	January 2027 - April 2028	29,424	29,456
Total debt subject to scheduled repayments			192,810	200,794
Promissory notes payable to Sammartino (1)	10%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt (2)	n/a	March 2022	3,225	3,298
Total debt			217,535	225,592
Less: debt issuance costs and original issue discounts			(10,478)	(13,037)
Total debt, net			$207,057	$212,555
Debt, net - current portion			$79,877	$86,514
Debt, net - non-current portion			$127,180	$126,041

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
(2)On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts. Then, the Swiss courts declared Jushi Europe’s bankruptcy on May 19, 2022. As a result, Jushi Europe updated its corporate name to Jushi Europe SA in liquidation, which is still on-going. This debt balance will be adjusted, including the extinguishment of any outstanding debt, upon the final liquidation of Jushi Europe. Refer to Note 17 - Related Party Transactions for more information.
Second Lien Notes
On January 24, 2024, the Company entered into two Note Exchange Agreements with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). Upon closing of the transactions contemplated in the Note Exchange Agreements (the “Debt Exchange”) on February 6, 2024, the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (1) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes; (2) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of December 7, 2026; and (3) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash. Refer to Note 12 - Equity for more information.

The Debt Exchange was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash gain on debt extinguishment of $399, which represents the difference between the reacquisition price of the Existing Notes and the net carrying amount of the Existing Notes prior to redemption. This amount was recorded in other income (expenses), net in the consolidated statements of operation and comprehensive income (loss).
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of March 31, 2024 was 10.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage bears interest of 8.875% per annum as of March 31, 2024, payable monthly, and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Financial Covenants
Acquisition Facility
The senior secured credit facility from Roxbury, LP, a portfolio company of SunStream Bancorp Inc., which is a joint venture sponsored by Sundial Growers Inc. (the “Acquisition Facility”), contains certain financial and other covenants with which the Company is required to comply, including covenants related to (i) minimum unrestricted cash and cash equivalents balance and (ii) minimum quarterly revenue. As of March 31, 2024, the Company was in compliance with all financial covenants contained in the Acquisition Facility.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of March 31, 2024, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of March 31, 2024, aggregate future scheduled repayments of the Company’s debt are as follows:

	Remainder of the year	2025	2026	2027	2028	Total
Second Lien Notes	$—	$—	$79,835	$—	$—	$79,835
Acquisition Facility	57,687	—	—	—	—	57,687
Acquisition-related promissory notes payable	3,750	—	—	22,114	—	25,864
Mortgage loans	438	647	658	9,441	18,240	29,424
Total debt subject to scheduled repayments	$61,875	$647	$80,493	$31,555	$18,240	$192,810
The above table excludes the contractual maturities of the Company’s (i) promissory notes payable to Sammartino and (ii) Jushi Europe debt, as the repayments of these two debts are contingent on the resolution of the Sammartino Matter and completion of the liquidation of Jushi Europe, respectively. Refer to Note 18 - Commitments and Contingencies and Note 17 - Related Party Transactions for more information. Specifically, the contractual maturities of (i) the promissory notes payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026 and (ii) Jushi Europe debt of $3,225 was March 2022.
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Interest expense
Interest and accretion - Second Lien Notes	$2,748	$2,344
Interest and accretion - Finance lease liabilities	2,668	2,349
Interest and accretion - Promissory notes	1,374	1,536
Interest and accretion - Acquisition Facility	2,152	2,296
Interest and accretion - Mortgage loans and other financing activities	706	185
Capitalized interest	—	(188)
Total interest expense	9,648	8,522
Interest income	(104)	(2)
Total interest expense, net	$9,544	$8,520

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

10. LEASES
The Company leases certain business facilities for corporate, retail and cultivation operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and extraction activities. The Company determines whether a contract is or contains a lease at the inception of the contract. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2024 and 2043. The Company reassesses the likelihood of exercising a renewal option period if there is a significant event or change in circumstances within its control. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented.

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of lease assets	$1,184	$1,590
Interest on lease liabilities	2,668	2,349
Total finance lease cost	3,852	3,939
Operating lease cost	1,326	733
Variable lease cost	36	66
Total lease cost	$5,214	$4,738
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	March 31, 2024		December 31, 2023
	(unaudited)
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.08%	15.15%	16.09%	15.09%
Weighted average remaining lease term (in years)	16.4	8.6	16.6	8.7
The maturities of the contractual undiscounted lease liabilities as of March 31, 2024 are as follows:

	Finance Leases	Operating Leases
Remainder of year	$7,319	$3,734
2025	10,820	5,772
2026	10,494	5,536
2027	10,002	5,243
2028	10,166	4,842
Thereafter	147,970	19,670
Total lease payments	196,771	44,797
Less: Imputed interest	(135,367)	(20,658)
Total present value of minimum lease payments	$61,404	$24,139
Lease liabilities - current portion	$9,121	$4,707
Lease liabilities - non-current	$52,283	$19,432

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the three months ended March 31, 2024.

Total Derivative Liabilities (1)
Balance as of January 1, 2024	$2,638
Fair value changes	5,100
Balance as of March 31, 2024	$7,738
(1)Refer to Note 12 - Equity for the change in number of warrants during the three months ended March 31, 2024.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were previously issued in connection with the Company’s 10% senior secured notes. The Derivative Warrants may be net share settled. As of March 31, 2024 and December 31, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date of December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of March 31, 2024 and December 31, 2023.

The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	March 31, 2024 (unaudited)	December 31, 2023
Stock price	$0.73	$0.46
Risk-free annual interest rate	4.45% - 5.21%	4.01% - 4.79%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	124%	101%
Remaining life	0.70 - 2.70 years	1.00 - 2.90 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of March 31, 2024			As of December 31, 2023
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.73	$1,540	$(1,440)	$0.46	$637	$(574)
Volatility	124%	1,190	(1,202)	101%	680	(643)

12. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of March 31, 2024, the Company had 196,634,931 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants (1)	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2024	49,068,636	37,862,922	86,931,558	$1.12
Granted	2,050,000	—	2,050,000	$0.97
Balance as of March 31, 2024	51,118,636	37,862,922	88,981,558	$1.12
Exercisable as of March 31, 2024	49,083,636	37,862,922	86,946,558	$1.12
(1)In February 2024, there were 1,800,000 warrants issued in connection with the Debt Exchange. Refer to Note 9 - Debt for more information.
The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of issuance:

Weighted average stock price	$0.93
Weighted average expected stock price volatility	76.5%
Expected annual dividend yield	0%
Weighted average expected life of warrants	3.1 years
Weighted average risk-free annual interest rate	4.1%
Weighted average grant date fair value	$0.48
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 4,829,392 as of March 31, 2024.

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

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2024	27,653,184	$1.40
Granted	1,220,000	$0.70
Exercised	(3,333)	$0.60
Cancelled/forfeited/expired	(273,166)	$1.77
Issued and Outstanding as of March 31, 2024	28,596,685	$1.36
Exercisable as of March 31, 2024	15,966,391	$1.75

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Three Months Ended March 31,
	2024	2023
Weighted average stock price	$0.70	$0.60
Weighted average expected stock price volatility	77.1%	77.4%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.1 years	6.2 years
Weighted average risk-free annual interest rate	4.3%	3.7%
Weighted average grant date fair value	$0.46	$0.42

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

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2024	1,861
Unvested restricted stock as of March 31, 2024	1,861
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
Share-based Compensation Cost

The components of share-based compensation expense are as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$1,355	$1,596
Restricted stock	1	200
Warrants	168	515
Total share-based compensation expense	$1,524	$2,311
As of March 31, 2024, the Company had $4,311 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.5 years.

13. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss and comprehensive loss	$(18,355)	$(12,440)
Net loss and comprehensive loss - diluted	$(18,355)	$(12,440)

Denominator:
Weighted-average shares of common stock - basic	195,131,642	194,050,835
Weighted-average shares of common stock - diluted	195,131,642	194,050,835

Loss per common share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	27,653,611	28,615,308
Warrants (derivative liabilities and equity)	88,052,437	85,989,948
Unvested restricted stock awards	1,861	1,120,815
	115,707,909	115,726,071

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

14. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended March 31,
	2024	2023
Retail	$57,369	$62,311
Wholesale	8,090	7,562
Total revenue, net	$65,459	$69,873

15. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended March 31,
	2024	2023
Salaries, wages and employee related expenses	$14,147	$16,804
Depreciation and amortization expense	3,278	2,663
Rent and related expenses	2,914	2,893
Professional fees and legal expenses	2,575	2,325
Share-based compensation expense	1,524	2,311
Other expenses (1)	3,773	5,456
Total operating expenses	$28,211	$32,452
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.

16. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loss before income tax	$(8,608)	$(2,292)
Income tax expense	$9,747	$10,148
Effective income tax rate	113.2%	442.8%

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has computed its provision for income taxes based on the actual effective rate for the three months ended March 31, 2024 and 2023 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three months ended March 31, 2024 and 2023 are not indicative of the effective income tax rate for each respective fiscal year of 2024 and 2023. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) disallowed expenses under U.S. Internal Revenue Code of 1986, as amended (“IRC”), Section 280E, (ii) change in liability for unrecognized tax benefits, (iii) fair value change of derivatives, (iv) interest and penalties accrual for tax liabilities, and (v) state income taxes.
Due to its cannabis operations, the Company is subject to the limitation of IRC Section 280E (“280E”) under which the Company is only allowed to deduct "costs of goods sold". This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. However, since the Company’s new tax position on 280E may be challenged by the IRS, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of March 31, 2024 and December 31, 2023, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the new tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statements of operations and comprehensive income (loss).
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
As a result of the above, the Company has a liability for unrecognized tax benefits of $109,204 and $100,343 as of March 31, 2024 and December 31, 2023, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $17,353 and $17,303 as of March 31, 2024 and December 31, 2023, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.

17. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended March 31,		As of
	2024	2023	March 31, 2024 (unaudited)	December 31, 2023
Nature of transaction	Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(577)	$(521)	$(19,493)	$(19,788)
Other debt (2)	$—	$—	$(3,225)	$(3,298)
(1)For the periods ended March 31, 2024 and December 31, 2023, the Second Lien Notes payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor.

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
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of March 31, 2024, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 16 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ Market matter
On March 31, 2023, MJ’s Market, Inc. (“MJ’s”) filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings Inc. and certain of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts, as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (the “Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. The Company disputes such allegations, believes it has substantial defenses and is vigorously defending against the Complaint.
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
Pacific Collective matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease and is of the position that no damages are owed to Pacific Collective. The Referee assigned to the matter delivered a Statement of Decision on March 7, 2024 ruling in favor of TGS and Jushi.
Commitments
In addition to the contractual obligations outlined in Note 9 - Debt and Note 10 - Leases, the Company has the following commitments as of March 31, 2024 related to property and construction.
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

19. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	March 31, 2024 (unaudited)	December 31, 2023
Financial assets: (1)
Equity investment	$200	$200
Total financial assets	$200	$200

Financial liabilities: (1)
Derivative liabilities (2)	$7,738	$2,638
Contingent consideration liabilities (3)	—	817
Total financial liabilities	$7,738	$3,455
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, and there were no transfers between hierarchy levels during the three months ended March 31, 2024 or year ended December 31, 2023.
(2)Refer to Note 11 - Derivative Liabilities.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
(3)Refer to Note 6 - Acquisitions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at March 31, 2024 and December 31, 2023. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of March 31, 2024 and December 31, 2023, respectively.

20. SEGMENT INFORMATION
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, manufacturing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The accounting policies for the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income/(loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to Note 15 - Operating Expenses for significant expenses for the reportable segment.

21. SUBSEQUENT EVENTS

In connection with the Manassas Mortgage, the Company satisfied certain criteria required for the release of an aggregate of $3,128 of restricted cash in April 2024. Consequently, on April 22, 2024, the lender released $3,128 of restricted cash to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three months ended March 31, 2024 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share amounts)
On April 16, 2024, we filed a registration statement on Form S-3 that was declared effective by the SEC on April 30, 2024 (the “S-3”). The S-3 permits us to offer and sell up to an aggregate amount of $250,000 of any combination of subordinate voting shares, preferred shares, warrants, units, and/or rights. We may also offer securities as may be issuable upon conversion, redemption, repurchase, exchange or exercise of any securities registered under the S-3, including any applicable antidilution provisions. In addition, the S-3 registered an aggregate of 44,660,966 subordinate voting shares for resale by James Cacioppo, our CEO.
On April 15, 2024, we announced the appointment of Todd West as the Company’s Chief Operating Officer effective April 12, 2024. Mr. West will oversee the Company’s grower-processor and retail operations as well as security.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
REVENUE, NET	$65,459	$69,873	$(4,414)	(6)%
COST OF GOODS SOLD	(33,129)	(39,932)	6,803	(17)%
GROSS PROFIT	32,330	29,941	2,389	8%

OPERATING EXPENSES	28,211	32,452	(4,241)	(13)%

INCOME (LOSS) FROM OPERATIONS	4,119	(2,511)	6,630	264%

OTHER INCOME (EXPENSE):
Interest expense, net	(9,544)	(8,520)	(1,024)	12%
Fair value (loss) gain on derivatives	(5,100)	8,030	(13,130)	(164)%
Other, net	1,917	709	1,208	170%
Total other income (expense), net	(12,727)	219	(12,946)	(5911)%

LOSS BEFORE INCOME TAX	(8,608)	(2,292)	(6,316)	276%
Income tax expense	(9,747)	(10,148)	401	(4)%
NET LOSS AND COMPREHENSIVE LOSS	(18,355)	(12,440)	(5,915)	48%

LOSS PER SHARE - BASIC	$(0.09)	$(0.06)	$(0.03)	50%
Weighted average shares outstanding - basic	195,131,642	194,050,835	1,080,807	1%
LOSS PER SHARE - DILUTED	$(0.09)	$(0.06)	$(0.03)	50%
Weighted average shares outstanding - diluted	195,131,642	194,050,835	1,080,807	1%

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Retail	$57,369	$62,311	$(4,942)	(8)%
Wholesale	8,090	7,562	528	7%
Total revenue, net	$65,459	$69,873	$(4,414)	(6)%
Revenue, net, was $65,459 compared to $69,873, a decrease of $4,414 or 6%. Retail revenue decreased $4,942 primarily due to declines in revenue in: (i) Illinois, due to the impact of the state of Missouri moving to recreational use, and (ii) Nevada and Pennsylvania, due to market price compression and increased competition. The decrease was partially offset by increased sales in Virginia due in part to the opening of one new store in August 2023. The Company ended the quarter with thirty-five operating dispensaries in seven states, as compared to thirty-seven in seven states at the end of March 31, 2023.
Wholesale revenue increased $528 primarily due to continued advancements at our cultivation and processing facilities that has enabled us to diversify our product offerings, as well as increasing our competitiveness on quality, cost and distribution.
Gross Profit
Gross profit was $32,330 compared to $29,941, an increase of $2,389 or 8%. Gross profit margin increased to 49% compared to 43%. The improvement in gross profit and gross profit margin was driven by operating efficiencies at our grower processor facilities and cost optimization initiatives, such as changes to our packaging. The benefit of these improvements was partially offset by declines in retail revenue in Illinois and Pennsylvania driven by competition both inside of such states and, with respect to Illinois, in neighboring Missouri.
Operating Expenses
Operating expenses were $28,211 compared to $32,452, a decrease of $4,241 or 13%. The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$14,147	$16,804	$(2,657)	(16)%
Depreciation and amortization expense	3,278	2,663	615	23%
Rent and related expenses	2,914	2,893	21	1%
Professional fees and legal expenses	2,575	2,325	250	11%
Share-based compensation expense	1,524	2,311	(787)	(34)%
Other expenses (1)	3,773	5,456	(1,683)	(31)%
Total operating expenses	$28,211	$32,452	$(4,241)	(13)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to the benefits from both the staffing model changes in our retail stores and right-sizing the organization that occurred in 2023. Lower share-based compensation expense reflects lower value of share-based compensation granted.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,544 compared to $8,520, an increase of $1,024, or 12%. The increase in interest expense, net is due to our higher overall debt balance, primarily due to the addition of the Manassas Mortgage in April 2023, the final draw on the Arlington Mortgage in January 2023, as well as the increase in the Second Lien Notes compared to March 31, 2023 due to issuance of Second Lien Notes during 2023 to settle accrued bonus, as well as issuance of Second Lien Notes in the Debt Exchange which occurred in February 2024. Interest related to the Acquisition Facility and promissory notes has declined as we continue to make principal payments.
Fair Value gain (loss) on Derivatives
Fair value loss on derivatives was $5,100, compared to a gain of $8,030. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $1,917, compared to $709, a change of $1,208. The increase in income was due primarily to $575 higher foreign exchange translation adjustment mainly relating to certain Second Lien Notes denominated in Canadian dollars, $399 gain on debt extinguishment and $400 reversal of legal claim accruals no longer required, partially offset by $440 lower indemnification asset relating to acquisitions made in prior years.
Income Tax Expense
Total income tax expense was $9,747 compared to $10,148 in the prior year, a decrease of $401 or 4%. The decrease in income tax expense is primarily due to a reduction in taxable gross profit.
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
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; (vii) gain/loss on debt extinguishment; and (viii) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
(Amounts expressed in thousands of U.S. dollars)

Adjusted EBITDA was $13,349 compared to $7,603, an increase of 5,746 or 76%. The increase in EBITDA was primarily due to operating efficiencies at our grower processor facilities, lower payroll cost due to a decrease in the number of employees as a result of right sizing the organization, as well as changes to our staffing model at retail stores.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(18,355)	$(12,440)
Income tax expense	9,747	10,148
Interest expense, net	9,544	8,520
Depreciation and amortization (1)	6,836	7,335
EBITDA (Non-GAAP)	7,772	13,563
Non-cash share-based compensation	1,524	2,311
Inventory charge adjustments (2)	—	251
Fair value changes in derivatives	5,100	(8,030)
Other (income) expense, net (3)	(648)	(511)
Gain on debt extinguishment	(399)	—
Transaction costs	—	19
Adjusted EBITDA (Non-GAAP)	$13,349	$7,603

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
(2)
Includes: (i) inventory step-up on business combinations; (ii) inventory recall reserves; and (iii) reserves for discontinued products. The inventory step-up on business combinations relates to the fair value write-up on inventory acquired on the business acquisition date and then sold subsequent to the acquisition date.

(3)	Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; and (iii) severance costs.
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $30,564 as of March 31, 2024.
The major components of our statements of cash flows for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash flows provided by (used in) operating activities	$6,493	$(3,572)	$10,065	282%
Net cash flows used in investing activities	(743)	(4,542)	3,799	84%
Net cash flows (used in) provided by financing activities	(6,491)	331	(6,822)	(2061)%
Effect of currency translation on cash	—	61	(61)	100%
Net change in cash, cash equivalents and restricted cash	$(741)	$(7,722)	$6,981	90%
Operating activities. Cash provided by operations was $6,493, as compared to cash used in operations of $3,572. The change to cash provided by operating activities in the current year compared to cash used in operating activities in the prior year was primarily due to income from operations in the current year as compared to an operating loss in the prior year, higher non-cash adjustments, which was partially offset by a decrease in cash provided by operating assets and liabilities in the current year.
Investing activities. Net cash used in investing activities was $743 compared to $4,542. The current year includes $1,077 for the payments of property, plant and equipment for use in our operations partially offset by $334 in proceeds from sale of property, plant and equipment. The prior year includes $4,542 for the payments of property, plant and equipment for use in our operations.
Financing activities. Net cash used in financing activities was $6,491 compared to net cash provided by financing activities of $331. The current year includes (i) $2,750 in payments on promissory notes in the Note Exchange, (ii) $2,438 payments related to the Acquisition Facility debt, (iii) $728 in net finance lease obligation payments, (iv) $586 in payments of other financing activities, and (v) $37 in payments of mortgage-related debt, partially offset by (i) $46 of proceeds from other financing activities and (ii) $2 of proceeds from exercise of options. The prior year includes (i) $1,900 in proceeds from mortgage loans, partially offset by (i) $844 in net finance lease obligation payments, (ii) $668 in payments of other financing activities and (iii) $57 in payments of mortgage-related debt.
Liquidity
As reflected in our 2023 Form 10-K, we used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, our current liabilities exceeded our current assets by $80,825. Furthermore, as of March 31, 2024, our current liabilities exceeded our current assets by $81,294. Such current liabilities as of March 31, 2024 include aggregate contractual maturities of (i) $57,687 of the Acquisition Facility debt that is to be paid in cash within the next twelve months, absent a refinancing, (ii) $23,747 of debt (including $2,247 of interest and $5,000 of milestone accruals) that are subject to indemnity claims in favor of the Company and not currently expected to be paid in cash within the next twelve months and (iii) $3,225 debt related to Jushi Europe, where the payments are subject to completion of the liquidation of Jushi Europe. Refer to Note 9 - Debt and Note 18 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. Absent a refinancing of the Acquisition Facility debt, we will not meet our obligations within the next year. We believe that with a refinancing of the Acquisition Facility debt, we will be able to meet our obligations.
As concluded in the 2023 Form 10-K, substantial doubt existed about our ability to continue as a going concern, and, as a result of the above, substantial doubt continues to exist within the next twelve months from the date these financial statements are issued. We have a history of refinancing our debt and management intends to refinance the Acquisition Facility debt before the maturity date. The ability to continue as a going concern is dependent upon future financing. There is no assurance that we will be successful in this or any of our endeavors and continue as a going concern.
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

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2024, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 9 - Debt, Note 10 - Leases and Note 18 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2023 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Claims and Litigation in Note 18 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors”, which are included in the 2023 Form 10-K, which was also filed on SEDAR. The risks described therein and herein are not the only ones we face. Other than set forth herein, there have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(Amounts expressed in thousands of U.S. dollars, except share and per share amount)
On January 24, 2024, the Company entered into two Note Exchange Agreements with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). Upon closing of the transactions contemplated in the Note Exchange Agreements (the “Debt Exchange”) on February 6, 2024, the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (1) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes; (2) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of December 7, 2026; and (3) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash. The warrants issued in connection with the Debt Exchange were issued in a private placement in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider trading arrangements
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

JUSHI HOLDINGS INC.

Date: May 9, 2024	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)