Form 10-Q
period 2024-06-30
Jushi Holdings Inc.
filed 2024-08-07
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024
or
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

As of August 2, 2024, the registrant had 196,643,264 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended June 30, 2024

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

Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to the economy generally; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to pandemics and forces of nature; risks related to contracts with third party service providers; risks related to the enforceability of contracts; the limited operating history of the Company; the Company’s history of operating losses and negative operating cash flows; reliance on the expertise and judgment of senior management of the Company; risks inherent in an agricultural business; risks related to co‐investment with parties with different interests to the Company; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the Company’s current amount of indebtedness; risks relating to the need to raise additional capital either through debt or equity financing; risks relating to the management of growth; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; increasing competition in the industry; risks associated with cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; cybersecurity risks; constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcing judgments and effecting service outside of Canada; risks related to completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks related to the continued performance of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries; risks relating to the expansion and optimization of the cultivation and/or processing facilities in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia; risks related to opening new facilities, which is subject to licensing approval; limited research and data relating to cannabis; risks related to challenges from governmental authorities with respect to the Company’s tax credits; potential changes in federal policy and at regulatory agencies as a result of the upcoming United States 2024 presidential election; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2024 for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,880	$26,027
Restricted cash - current	—	3,128
Accounts receivable, net	2,227	3,380
Inventory, net	39,446	33,586
Prepaid expenses and other current assets	14,229	15,514
Total current assets	88,782	81,635
NON-CURRENT ASSETS:
Property, plant and equipment, net	149,305	159,268
Right-of-use assets - finance leases	61,091	63,107
Other intangible assets, net	94,019	95,967
Goodwill	30,910	30,910
Other non-current assets	28,977	30,358
Restricted cash - non-current	2,150	2,150
Total non-current assets	366,452	381,760
Total assets	$455,234	$463,395

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$16,035	$15,383
Accrued expenses and other current liabilities	35,883	44,070
Income tax payable	814	5,190
Debt, net - current portion (including related party principal amounts of $0 and $3,298 as of June 30, 2024 and December 31, 2023, respectively)	9,954	86,514
Finance lease obligations - current	8,958	8,885
Derivative liabilities - current	2,082	2,418
Total current liabilities	73,726	162,460
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $19,360 and $19,788 as of June 30, 2024 and December 31, 2023, respectively)	192,481	126,041
Finance lease obligations - non-current	52,145	52,839
Derivative liabilities - non-current	344	220
Unrecognized tax benefits	127,139	100,343
Other liabilities - non-current	33,183	29,111
Total non-current liabilities	405,292	308,554
Total liabilities	479,018	471,014
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,643,264 and 196,631,598 Subordinate Voting Shares as of June 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	506,353	503,612
Accumulated deficit	(530,137)	(509,844)
Total Jushi shareholders' deficit	(23,784)	(6,232)
Non-controlling interests	—	(1,387)
Total deficit	(23,784)	(7,619)
Total liabilities and equity (deficit)	$455,234	$463,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE, NET	$64,595	$66,425	$130,054	$136,298
COST OF GOODS SOLD	(32,029)	(35,871)	(65,158)	(75,803)
GROSS PROFIT	32,566	30,554	64,896	60,495

OPERATING EXPENSES	24,162	27,154	52,373	59,606

INCOME FROM OPERATIONS	8,404	3,400	12,523	889

OTHER INCOME (EXPENSE):
Interest expense, net	(9,071)	(9,790)	(18,615)	(18,310)
Fair value gain on derivatives	5,312	1,090	212	9,120
Other, net	2,746	(190)	4,663	519
Total other income (expense), net	(1,013)	(8,890)	(13,740)	(8,671)

INCOME (LOSS) BEFORE INCOME TAX	7,391	(5,490)	(1,217)	(7,782)
Income tax expense	(9,329)	(8,546)	(19,076)	(18,694)
NET LOSS AND COMPREHENSIVE LOSS	$(1,938)	$(14,036)	$(20,293)	$(26,476)

LOSS PER SHARE - BASIC	$(0.01)	$(0.07)	$(0.10)	$(0.14)
Weighted average shares outstanding - basic	195,138,473	194,756,391	195,135,057	194,405,562
LOSS PER SHARE - DILUTED	$(0.01)	$(0.07)	$(0.10)	$(0.14)
Weighted average shares outstanding - diluted	195,138,473	194,756,391	195,135,057	194,405,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Six Months Ended June 30, 2024
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2024	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	3,333	2	—	2	—	2
Share-based compensation (including related parties)	—	1,524	—	1,524	—	1,524
Issuance of warrants	—	863	—	863	—	863
Net loss	—	—	(18,355)	(18,355)	—	(18,355)
Balances - March 31, 2024	196,634,931	$506,001	$(528,199)	$(22,198)	$(1,387)	$(23,585)
Shares issued upon exercise of stock options	8,333	5	—	5	—	5
Share-based compensation (including related parties)	—	347	—	347	—	347
Deconsolidation of Jushi Europe	—	—	—	—	1,387	1,387
Net loss	—	—	(1,938)	(1,938)	—	(1,938)
Balances - June 30, 2024	196,643,264	$506,353	$(530,137)	$(23,784)	$—	$(23,784)

	Six Months Ended June 30, 2023
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture if restricted stock, net of restricted stock grants	(53,001)	—	—	—	—	—
Share-based compensation (including related parties)	—	2,311	—	2,311	—	2,311
Net loss	—	—	(12,440)	(12,440)	—	(12,440)
Balances - March 31, 2023	196,633,371	$494,331	$(457,182)	$37,149	$(1,387)	$35,762
Modification and reclassification of warrants	—	3,391	—	3,391	—	3,391
Share-based compensation (including related parties)	—	2,363	—	2,363	—	2,363
Net loss	—	—	(14,036)	(14,036)	—	(14,036)
Balances - June 30, 2023	196,633,371	$500,085	$(471,218)	$28,867	$(1,387)	$27,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,293)	$(26,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in cost of goods sold	14,213	13,964
Share-based compensation	1,871	4,674
Fair value changes in derivatives	(212)	(9,120)
Non-cash interest expense, including amortization of deferred financing costs	3,303	2,913
Deferred income taxes and uncertain tax positions	17,953	2,897
Gain on debt extinguishment	(399)	—
Gain on deconsolidation of Jushi Europe	(1,896)	—
Other non-cash items, net	(2,611)	3,386
Changes in operating assets and liabilities:
Accounts receivable	1,393	(764)
Inventory	(6,679)	(9,311)
Prepaid expenses and other current and non-current assets	(68)	(123)
Accounts payable, accrued expenses and other current liabilities	5,466	7,675
Net cash flows provided by (used in) operating activities	12,041	(10,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(1,764)	(6,144)
Proceeds from sale of property, plant and equipment	2,723	916
Net cash flows provided by (used in) investing activities	959	(5,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	7	—
Payments on promissory notes	(2,750)	—
Payments on acquisition related credit facility	(4,875)	—
Payments of finance leases	(1,212)	(2,681)
Proceeds from mortgage loans	—	21,900
Payments of loan financing costs	—	(250)
Payments of mortgage loans	(143)	(110)
Proceeds from other financing activities	628	3,295
Payments of other financing activities	(930)	(1,725)
Net cash flows (used in) provided by financing activities	(9,275)	20,429
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,725	4,916
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	31,305	27,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$35,030	$32,062

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$14,998	$14,787
Cash (received) paid for income taxes	$(3,829)	$3,145
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,246	$2,360
Right-of-use assets from finance lease liabilities	$386	$659
Issuance of second lien notes for settlement of accrued bonus	$—	$750
Issuance of second lien notes for debt exchange	$4,750	$—
Warrants issued for debt exchange	$863	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of June 30, 2024, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, of a normal recurring nature, that are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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
Going Concern and Liquidity
As reflected in the 2023 Form 10-K, the Company used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $80,825. As of December 31, 2023 absent a refinancing, the Company would not meet its obligations within the next year and management believed that with a refinancing, the Company would meet its obligations. As a result, Management concluded as stated in the 2023 Form 10-K that substantial doubt existed about the Company’s ability to continue as a going concern within the next twelve months from the date the 2023 financial statements were issued.
For the six months ended June 30, 2024, cash provided by operating activities was $12,041, and as of June 30, 2024, the Company’s current assets exceeded its current liabilities by $15,056. As discussed in Note 8 - Debt and Note 19 - Subsequent Events, the Company refinanced its Acquisition Facility debt in July 2024, resulting in $48,500 being reclassified from short-term debt to long-term debt as of June 30, 2024, since the Company expects to start making

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
scheduled principal payments in August 2025. As a result, the Company concluded that substantial doubt about the Company’s ability to continue as a going concern no longer existed as of June 30, 2024.
The unaudited condensed consolidated financial statements contained herein have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in the 2023 Form 10-K. Except as disclosed below, there have been no material changes to the Company’s significant accounting policies.

Change in Accounting Estimate
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company evaluates the remaining useful lives of intangible assets that are not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. In May 2024, the Company sold one of its business licenses which was previously deemed to have an indefinite life. Furthermore, the Company continually evaluates its footprint and non-core assets, including licenses, as it executes its long-term strategies. In light of this, the Company determined that its business licenses no longer have indefinite useful lives. Additionally, the Company performed an impairment assessment immediately prior to the change and concluded that the business licenses were not impaired. As such, the Company commenced amortizing its business licenses with a gross value of $82,401 effective June 1, 2024 on a straight-line basis over a 15-year period. Annual amortization is expected to be approximately $5,493.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$32,880	$26,027
Restricted cash - current (1)	—	3,128
Restricted cash - non-current	2,150	2,150
Cash, cash equivalents and restricted cash	$35,030	$31,305
(1)Restricted cash - current primarily relates to the Manassas Mortgage. In April 2024, the lender released the entire $3,128 of current restricted cash to the Company. Consequently, such cash is now unrestricted. Refer to Note 8 - Debt for more information.

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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. There was no impact to the Company’s consolidated financial statements upon adoption.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. There was no impact to the Company’s consolidated financial statements upon adoption.
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

3. INVENTORY, NET
The components of inventory, net, are as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Cannabis plants	$4,639	$4,478
Harvested cannabis and packaging	11,628	10,994
Total raw materials	16,267	15,472
Work in process	6,270	4,293
Finished goods	16,909	13,821
Total inventory, net	$39,446	$33,586

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Employee retention credit receivable	$10,140	$10,140
Prepaid expenses and deposits	3,439	2,716
Assets held for sale	—	1,647
Other current assets	650	1,011
Total prepaid expenses and other current assets	$14,229	$15,514
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the consolidated statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
As of December 31, 2023, the Company determined that one of its grower processor facilities located in Nevada, with total carrying value of $1,647, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to assets held for sale, which was included in Prepaid expenses and other current assets in the consolidated balance sheets. In June 2024, the Company sold the grower processor facility in Nevada for a net gain of $104. This amount was recorded in operating expenses in the consolidated statements of operation and comprehensive income (loss).
Additionally, during the three and six months ended June 30, 2024, the Company sold one of its business licenses in California which was previously written off, for a net gain of $750. This amount was recorded in operating expenses in the consolidated statements of operation and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Buildings and building components	$88,151	$88,527
Land	12,956	12,956
Leasehold improvements	47,589	46,660
Machinery and equipment	27,051	27,050
Furniture, fixtures and office equipment (including computer)	21,957	21,146
Construction-in-process	193	1,968
Property, plant and equipment, gross	197,897	198,307
Less: Accumulated depreciation	(48,592)	(39,039)
Property, plant and equipment, net	$149,305	$159,268
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,974 and $4,483 for the three months ended June 30, 2024 and 2023, respectively, and $9,883 and $9,295 for the six months ended June 30, 2024 and 2023, respectively. Interest expense capitalized to PPE totaled $0 and $222 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $410 for the six months ended June 30, 2024 and 2023, respectively.

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Operating lease assets	$16,669	$18,265
Indemnification assets	7,208	6,906
Net deferred tax assets	2,895	2,772
Deposits and escrows - properties	1,723	1,723
Deposits - equipment	422	422
Equity investment (1)	—	200
Other	60	70
Total other non-current assets	$28,977	$30,358
(1)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 17 - Financial Instruments for more information relating to the fair value of this equity investment as of June 30, 2024, as well as loss on investment recorded.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Deferred income - ERC (1)	$10,140	$10,140
Goods received not invoiced	5,155	5,019
Accrued employee related expenses and liabilities	5,300	4,175
Operating lease obligations	4,416	4,693
Accrued sales and excise taxes	2,474	2,388
Accrued interest (2)	2,094	4,106
Deferred revenue (loyalty program)	1,280	1,407
Accrued professional and management fees	729	986
Accrued capital expenditures	—	702
Acquisition-related milestone accrual (2)	—	4,167
Contingent consideration liabilities (2)	—	817
Other accrued expenses and current liabilities	4,295	5,470
Total accrued expenses and other current liabilities	$35,883	$44,070
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)This amount is related to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The acquisition-related milestone accrual of $5,000 and accrued interest of $2,677 as of June 30, 2024 was reclassified to other liabilities - non-current in the consolidated balance sheets, since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies.

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	June 30, 2024 (unaudited)	December 31, 2023
Principal amounts:
Second Lien Notes	15%	December 2026	$79,649	$75,497
Acquisition Facility (1)	15%	December 2024	55,250	60,125
Acquisition-related promissory notes payable	8% - 16%	August 2024 - April 2027	25,864	35,716
Mortgage loans	6% - 11%	January 2027 - April 2028	29,318	29,456
Total debt subject to scheduled repayments			190,081	200,794
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt	n/a	March 2022	—	3,298
Total debt			211,581	225,592
Less: debt issuance costs and original issue discounts			(9,146)	(13,037)
Total debt, net			$202,435	$212,555
Debt, net - current portion			$9,954	$86,514
Debt, net - non-current portion			$192,481	$126,041

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
(1)In July 2024, the Company refinanced the Acquisition Facility. Refer to Note 19 - Subsequent Events for more information.
(2)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies for more information.
Jushi Europe
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, the Company lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. During the three and six months ended June 30, 2024, Jushi Europe was deconsolidated and its respective assets and liabilities were derecognized from the Company’s consolidated financial statements, as the Company determined that it no longer has any obligation in relation to this subsidiary. Upon deconsolidation, the Company has no retained interest in Jushi Europe. As a result of these actions, the Company recognized a gain of $1,896 in other income (expense), net in its consolidated statements of operations and comprehensive income (loss).

Second Lien Notes
On January 24, 2024, the Company entered into two Note Exchange Agreements (the “Note Exchange Agreements”) with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). Upon closing of the transactions contemplated in the Note Exchange Agreements (the “Debt Exchange”) on February 6, 2024, the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (1) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes; (2) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of December 7, 2026; and (3) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash. Refer to Note 10 - Equity for more information.
The Debt Exchange was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash gain on debt extinguishment of $399, which represents the difference between the reacquisition price of the Existing Notes and the net carrying amount of the Existing Notes prior to redemption. This amount was recorded in other income (expense), net in the consolidated statements of operation and comprehensive income (loss) during the first quarter of 2024.
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of June 30, 2024 was 10.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Mortgage is payable monthly and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%. The interest rate as of June 30, 2024 was 8.878%.
Financial Covenants
Acquisition Facility
The senior secured credit facility from Roxbury, LP, a portfolio company of SunStream Bancorp Inc., which is a joint venture sponsored by Sundial Growers Inc. (the “Acquisition Facility”), contains certain financial and other covenants with which the Company is required to comply, including covenants related to (i) minimum unrestricted cash and cash equivalents balance and (ii) minimum quarterly revenue. As of June 30, 2024, the Company was in compliance with all financial covenants contained in the Acquisition Facility. In July 2024, the Acquisition Facility was repaid in full with the net proceeds of secured term loans from a syndicate of lenders in the principal amount of $48,500 and the remaining amount from cash on hand. As a result, the $48,500 was reclassified to long-term debt as of June 30, 2024. Refer to Note 19 - Subsequent Events for more information.

Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of June 30, 2024, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
In July 2024, the Company repaid the outstanding principal balance of its Acquisition Facility in full. The maturity table below reflects the portion of the Acquisition Facility that was refinanced with secured term loans from a syndicate of lenders, and the respective maturity date. Refer to Note 19 - Subsequent Events for more information. As of June 30, 2024, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2025	2026	2027	2028	Total
Second Lien Notes	$—	$—	$79,649	$—	$—	$79,649
Acquisition Facility	6,750	2,425	46,075	—	—	55,250
Acquisition-related promissory notes payable	3,750	—	—	22,114	—	25,864
Mortgage loans	318	647	658	9,440	18,255	29,318
Total debt subject to scheduled repayments	$10,818	$3,072	$126,382	$31,554	$18,255	$190,081
The above table excludes the contractual maturities of the Company’s promissory notes payable to Sammartino, as the repayment of these notes, if any, would arise in the context of a non-appealable final judgment by a court. Refer to Note 16 - Commitments and Contingencies for more information. Specifically, the promissory notes that were payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026. However, these balances were classified as long-term debt as of June 30, 2024 since the Company does not expect to repay these amounts within the next 12 months.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense
Interest and accretion - Second Lien Notes	$2,927	$2,584	$5,675	$4,928
Interest and accretion - Finance lease liabilities	2,404	2,598	5,072	4,947
Interest and accretion - Promissory notes	1,282	1,542	2,656	3,078
Interest and accretion - Acquisition Facility	2,035	2,671	4,187	4,967
Interest and accretion - Mortgage loans and other financing activities	670	625	1,376	810
Capitalized interest	—	(222)	—	(410)
Total interest expense	9,318	9,798	18,966	18,320
Interest income	(247)	(8)	(351)	(10)
Total interest expense, net	$9,071	$9,790	$18,615	$18,310

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the six months ended June 30, 2024.

Total Derivative Liabilities (1)
Balance as of January 1, 2024	$2,638
Fair value changes	(212)
Balance as of June 30, 2024	$2,426
(1)Refer to Note 10 - Equity for the change in number of warrants during the six months ended June 30, 2024.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were previously issued in connection with the Company’s 10% senior secured notes. The Derivative Warrants may be net share settled. As of June 30, 2024 and December 31, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date of December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of June 30, 2024 and December 31, 2023.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	June 30, 2024 (unaudited)	December 31, 2023
Stock price	$0.56	$0.46
Risk-free annual interest rate	4.62% - 5.33%	4.01% - 4.79%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	114%	101%
Remaining life	0.50 - 2.44 years	1.00 - 2.90 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of June 30, 2024			As of December 31, 2023
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.56	$693	$(604)	$0.46	$637	$(574)
Volatility	114%	634	(595)	101%	680	(643)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of June 30, 2024, the Company had 196,643,264 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2024	49,068,636	37,862,922	86,931,558	$1.12
Granted (1)	2,050,000	—	2,050,000	$0.97
Cancelled/forfeited/expired	(416,667)	—	(416,667)	$1.56
Balance as of June 30, 2024	50,701,969	37,862,922	88,564,891	$1.12
Exercisable as of June 30, 2024	49,141,969	37,862,922	87,004,891	$1.12
(1)In February 2024, there were 1,800,000 warrants issued in connection with the Debt Exchange. Refer to Note 8 - Debt for more information.
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
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 6,817,474 as of June 30, 2024.

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

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2024	27,653,184	$1.40
Granted	1,905,000	$0.70
Exercised	(11,666)	$0.60
Cancelled/forfeited/expired	(2,936,498)	$1.70
Issued and Outstanding as of June 30, 2024	26,610,020	$1.31
Exercisable as of June 30, 2024	16,531,064	$1.61

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Six Months Ended June 30,
	2024	2023
Weighted average stock price	$0.70	$0.51
Weighted average expected stock price volatility	77.9%	76.9%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.1 years	6.0 years
Weighted average risk-free annual interest rate	4.3%	3.6%
Weighted average grant date fair value	$0.46	$0.34

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

Number of Restricted Subordinate Voting Shares
Unvested restricted stock as of January 1, 2024	1,861
Unvested restricted stock as of June 30, 2024	1,861
Generally, restricted stock awards will vest either one-third on each anniversary of service from the vesting start date or will be fully vested on the completion of one year of full service from the vesting start date, depending on the award.
Share-based Compensation Cost

The components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$594	$1,862	$1,949	$3,458
Restricted stock	1	93	2	293
Warrants	(248)	408	(80)	923
Total share-based compensation expense	$347	$2,363	$1,871	$4,674

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
As of June 30, 2024, the Company had $3,249 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.7 years.

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss and comprehensive loss	$(1,938)	$(14,036)	$(20,293)	$(26,476)
Net loss and comprehensive loss - diluted	$(1,938)	$(14,036)	$(20,293)	$(26,476)

Denominator:
Weighted-average shares of common stock - basic	195,138,473	194,756,391	195,135,057	194,405,562
Weighted-average shares of common stock - diluted	195,138,473	194,756,391	195,135,057	194,405,562

Loss per common share:
Basic	$(0.01)	$(0.07)	$(0.10)	$(0.14)
Diluted	$(0.01)	$(0.07)	$(0.10)	$(0.14)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	28,027,491	29,248,553	27,840,551	28,941,749
Warrants (derivative liabilities and equity)	88,564,891	86,097,189	88,237,693	86,043,865
Unvested restricted stock awards	1,861	376,980	1,861	746,843
	116,594,243	115,722,722	116,080,105	115,732,457

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail	$56,992	$59,615	$114,361	$121,926
Wholesale	7,603	6,810	15,693	14,372
Total revenue, net	$64,595	$66,425	$130,054	$136,298

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Salaries, wages and employee related expenses	$14,192	$13,784	$28,339	$30,588
Depreciation and amortization expense	3,827	1,577	7,105	4,240
Rent and related expenses	2,961	2,504	5,875	5,397
Professional fees and legal expenses	1,606	2,321	4,181	4,646
Share-based compensation expense	347	2,363	1,871	4,674
Other expenses (1)	1,229	4,605	5,002	10,061
Total operating expenses	$24,162	$27,154	$52,373	$59,606
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income (loss) before income tax	$7,391	$(5,490)	$(1,217)	$(7,782)
Income tax expense	$9,329	$8,546	$19,076	$18,694
Effective income tax rate	126.2%	155.7%	1567.5%	240.2%

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has computed its provision for income taxes based on the actual effective rate for the three and six months ended June 30, 2024 and 2023 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and six months ended June 30, 2024 and 2023 are not indicative of the effective income tax rate for each respective fiscal year of 2024 and 2023. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
The IRS has taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio, Pennsylvania and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory.
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 and 2024, the Company has taken the position that it does not owe taxes attributable to the application of 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of June 30, 2024, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There is no material impact to the consolidated statements of operations and comprehensive income (loss).
The Company has a liability for unrecognized tax benefits of $127,139 and $100,343 as of June 30, 2024 and December 31, 2023, respectively, inclusive of interest and penalties. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and six months ended June 30, 2024 was $2,277 and $4,452, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and six months ended June 30, 2023 was $644 and $1,533, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2024	2023	2024	2023	June 30, 2024 (unaudited)	December 31, 2023
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(575)	$(563)	$(1,152)	$(1,084)	$(19,360)	$(19,788)
Other debt (2)	$—	$—	$—	$—	$—	$(3,298)
(1)For the periods ended June 30, 2024 and December 31, 2023, the Second Lien Notes payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor.

(2)Other debt relates to Jushi Europe which was deconsolidated during the three months ended June 30, 2024. Refer to Note 8 - Debt for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of June 30, 2024, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the upcoming United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
Pacific Collective matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease and is of the position that no damages are owed to Pacific Collective. The Referee assigned to the matter ruled in favor of and awarded fees and costs to TGS and Jushi. Pacific Collective filed a notice of appeal on July 3, 2024.
Commitments
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of June 30, 2024 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	June 30, 2024 (unaudited)	December 31, 2023
Financial assets: (1)
Equity investment (2)	$—	$200
Total financial assets	$—	$200

Financial liabilities: (1)
Derivative liabilities (3)	$2,426	$2,638
Contingent consideration liabilities	—	817
Total financial liabilities	$2,426	$3,455
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, and there were no transfers between hierarchy levels during the six months ended June 30, 2024 or year ended December 31, 2023.
(2)The Company adjusted its equity investment carrying value to reflect its equity balance of the investee, resulting in the recording of a loss on investment of $200 for the three and six months ended June 30, 2024 and $0 for the three and six months ended June 30, 2023. The loss on investment is included within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)Refer to Note 9 - Derivative Liabilities.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at June 30, 2024 and December 31, 2023. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of June 30, 2024 and December 31, 2023, respectively.

18. SEGMENT INFORMATION
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, manufacturing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The accounting policies for the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income/(loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to Note 13 - Operating Expenses for significant expenses for the reportable segment.

19. SUBSEQUENT EVENTS

In July 2024, the Company extinguished one of its acquisition-related promissory notes which had a principal balance of $3,750 as of June 30, 2024 and a maturity date of August 11, 2024. The promissory note was redeemed at 96 percent of the principal amount plus 50 percent of accrued and unpaid interest, resulting in a gain on extinguishment of $140.

As of June 30, 2024, the Acquisition Facility principal balance was $55,250 with a maturity date of December 2024. On July 1, 2024, the Company made a regularly scheduled principal payment of $2,437, reducing the principal balance to $52,813. On July 31, 2024, the Company refinanced its Acquisition Facility with a $4,313 cash payment and $48,500 in secured term loans from a syndicate of lenders, maturing in September 2026.

In July 2024, the state of Pennsylvania enacted legislation permitting medical cannabis businesses to deduct ordinary and necessary business expenses for state income tax purposes, which are disallowed under Internal Revenue Code Section 280E. This legislation is effective July 1, 2024, and applies to tax years beginning after December 31, 2023. As a result, the Company anticipates a reduction in state income tax expense beginning in fiscal year 2024. The Company estimates that this change will result in an annual state tax saving of approximately $2,400, based on its current expense levels and a one-time benefit of approximately $1,500.

In July 2024, the Company executed an agreement for the sale of one of its dispensaries at a sale price of $3,000. This sale is subject to regulatory approvals and customary closing conditions, and is expected to be completed within the next nine months from June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and six months ended June 30, 2024 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2024 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share amounts)
In July 2024, we extinguished one of our acquisition-related promissory notes which had a principal balance of $3,750 as of June 30, 2024 and a maturity date of August 11, 2024. The promissory note was redeemed at 96 percent of the principal amount plus 50 percent of accrued and unpaid interest, resulting in a gain on extinguishment of $140.

As of June 30, 2024, the Acquisition Facility principal balance was $55,250 with a maturity date of December 2024. On July 1, 2024, we made a regularly scheduled principal payment of $2,437, reducing the principal balance to $52,813. On July 31, 2024, we refinanced our Acquisition Facility with a $4,313 cash payment and $48,500 in secured term loans from a syndicate of lenders, maturing in September 2026.

In July 2024, the state of Pennsylvania enacted legislation permitting medical cannabis businesses to deduct ordinary and necessary business expenses for state income tax purposes, which are disallowed under Internal Revenue Code Section 280E. This legislation is effective July 1, 2024, and applies to tax years beginning after December 31, 2023. As a result, we anticipate a reduction in state income tax expense beginning in fiscal year 2024. We estimate that this change will result in an annual state tax saving of approximately $2,400, based on our current expense levels and a one-time benefit of approximately $1,500.

In July 2024, we executed an agreement for the sale of one of our dispensaries at a sale price of $3,000. This sale is subject to regulatory approvals and customary closing conditions, and is expected to be completed within the next nine months from June 30, 2024.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
REVENUE, NET	$64,595	$66,425	(3)%	$130,054	$136,298	(5)%
COST OF GOODS SOLD	(32,029)	(35,871)	(11)%	(65,158)	(75,803)	(14)%
GROSS PROFIT	32,566	30,554	7%	64,896	60,495	7%

OPERATING EXPENSES	24,162	27,154	(11)%	52,373	59,606	(12)%

INCOME FROM OPERATIONS	8,404	3,400	147%	12,523	889	1309%

OTHER INCOME (EXPENSE):
Interest expense, net	(9,071)	(9,790)	(7)%	(18,615)	(18,310)	2%
Fair value gain on derivatives	5,312	1,090	387%	212	9,120	(98)%
Other, net	2,746	(190)	(1545)%	4,663	519	798%
Total other income (expense), net	(1,013)	(8,890)	(89)%	(13,740)	(8,671)	58%

INCOME (LOSS) BEFORE INCOME TAX	7,391	(5,490)	(235)%	(1,217)	(7,782)	(84)%
Income tax expense	(9,329)	(8,546)	9%	(19,076)	(18,694)	2%
NET LOSS AND COMPREHENSIVE LOSS	$(1,938)	$(14,036)	(86)%	$(20,293)	$(26,476)	(23)%

LOSS PER SHARE - BASIC	$(0.01)	$(0.07)	(86)%	$(0.10)	$(0.14)	(29)%
Weighted average shares outstanding - basic	195,138,473	194,756,391	—%	195,135,057	194,405,562	—%
LOSS PER SHARE - DILUTED	$(0.01)	$(0.07)	(86)%	$(0.10)	$(0.14)	(29)%
Weighted average shares outstanding - diluted	195,138,473	194,756,391	—%	195,135,057	194,405,562	—%

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Retail	$56,992	$59,615	$(2,623)	(4)%
Wholesale	7,603	6,810	793	12%
Total revenue, net	$64,595	$66,425	$(1,830)	(3)%
Revenue, net, was $64,595 compared to $66,425, a decrease of $1,830 or 3%. Retail revenue decreased $2,623 primarily due to:
•A decline in sales in Illinois of 4% - while the number of units sold increased approximately 12%, the average price per unit declined as a result of pricing pressures due to the neighboring state of Missouri moving to recreational use;
•A decline in sales in Massachusetts of 6% and in Nevada of 13% - while the number units sold in Massachusetts increased approximately 2% and in Nevada approximately 4%, the average price per unit declined due to market price compression and continued competition; and
•A decline in sales in Pennsylvania of 11% due to a decline in units sold of approximately 13% driven by increased competition. However, average price per unit remained stable.
These declines were partially offset by an increase in sales in Virginia of 18% primarily due to the opening of one new store in August 2023. The Company ended the quarter with thirty-five operating dispensaries in seven states, as compared to thirty-four in seven states on June 30, 2023.

Wholesale revenue increased $793. The increase is primarily attributable to wholesale revenue growth in Virginia of 72% as the cultivation and processing facility in Virginia matured and had more product available for sale to third-parties. The growth in Virginia was partially offset by a 37% decline in wholesale revenue in Massachusetts due to continued competition.

Gross Profit
Gross profit was $32,566 compared to $30,554, an increase of $2,012 or 7%. Gross profit margin increased to 50% compared to 46%. The increase in gross profit and gross profit margin was driven by efficiencies at our cultivation and processing facilities which have enabled us to be more competitive on cost. During the current quarter, we generated positive gross profit and gross profit margin from our wholesale revenue whereas in the prior year, we generated a loss. In our retail channel, gross profit declined due to lower sales; however, gross profit margin improved 110 basis points as a result of increased sell-through of Jushi branded products at our retail stores. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 47% in the prior year.

Operating Expenses
Operating expenses were $24,162 compared to $27,154, a decrease of $2,992 or 11%. The following table presents information of our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$14,192	$13,784	$408	3%
Depreciation and amortization expense	3,827	1,577	2,250	143%
Rent and related expenses	2,961	2,504	457	18%
Professional fees and legal expenses	1,606	2,321	(715)	(31)%
Share-based compensation expense	347	2,363	(2,016)	(85)%
Other expenses (1)	1,229	4,605	(3,376)	(73)%
Total operating expenses	$24,162	$27,154	$(2,992)	(11)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

Depreciation and amortization expense increased due to the expansion of our retail operations which resulted in certain fixed assets being placed into service, as well as amortization of our business licenses which commenced during the current year as we concluded, based on our assessment, that our business licenses no longer have indefinite useful lives. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures. Other expenses decreased due primarily to gains on the sale of certain non-core assets and operating lease terminations.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,071 compared to $9,790, a decrease of $719, or 7%. The decrease in interest expense, net is due to our lower overall debt balance, primarily related to the Acquisition Facility and promissory notes as we continue to make principal payments.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $5,312, compared to $1,090. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $2,746, compared to an expense of $190, a change of $2,936, which was due primarily to $1,896 gain on Jushi Europe deconsolidation, and $606 higher foreign exchange translation adjustment mainly relating to certain Second Lien Notes denominated in Canadian dollars.

Income Tax Expense
Total income tax expense was $9,329 compared to $8,546 in the prior year, an increase of $783 or 9%. The increase in income tax expense is primarily due to an increase in taxable income.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Retail	$114,361	$121,926	$(7,565)	(6)%
Wholesale	15,693	14,372	1,321	9%
Total revenue, net	$130,054	$136,298	$(6,244)	(5)%
Revenue, net, was $130,054 compared to $136,298, a decrease of $6,244 or 5%. Retail revenue decreased $7,565 primarily due to:
•A decline in sales in Illinois of 13% - while the number of units sold increased approximately 8%, the average price per unit declined as a result of pricing pressures due to the state of Missouri moving to recreational use;
•A decline in sales in Massachusetts of 5% - while the number of units sold increased approximately 4%, the average price per unit declined due to market price compression and continued competition; and
•A decline in sales in Nevada of 17% and in Pennsylvania of 10% - the number of units sold decreased by approximately 4% and 15% in Nevada and Pennsylvania, respectively, driven by increased competition. The decline in Nevada was also impacted by price compression, but the average price per unit remained stable in Pennsylvania.
These declines were partially offset by an increase in sales in Virginia of 25% primarily due to the opening of one new store in August 2023. The Company ended the quarter with thirty-five operating dispensaries in seven states, as compared to thirty-four in seven states at the end of June 30, 2024.
Wholesale revenue increased $1,321. The increase is primarily attributable to wholesale revenue growth in Virginia of 86% as the cultivation and processing facility in Virginia matured and had more product available for sale to third-parties. The growth in Virginia was partially offset by a 61% decline in wholesale revenue in Nevada and 15% decline in Massachusetts due to continued competition.

Gross Profit
Gross profit was $64,896 compared to $60,495, an increase of $4,401 or 7%. Gross profit margin increased to 50% compared to 44%. The increase in gross profit and gross profit margin was driven by efficiencies at our cultivation and processing facilities which have enabled us to be more competitive on cost. We generated positive gross profit and gross profit margin from our wholesale revenue whereas in the prior year, we generated a loss. In our retail channel, gross profit declined due to lower sales; however, gross profit margin improved 158 basis points as a result of increased sell-through of Jushi branded products at our retail stores. Jushi branded product sales as a percentage of total retail revenue were 55% across the Company’s five vertical markets compared to 48% in the prior year.

Operating Expenses
Operating expenses were $52,373 compared to $59,606, a decrease of $7,233 or 12%. The following table presents information of our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$28,339	$30,588	$(2,249)	(7)%
Depreciation and amortization expense	7,105	4,240	2,865	68%
Rent and related expenses	5,875	5,397	478	9%
Professional fees and legal expenses	4,181	4,646	(465)	(10)%
Share-based compensation expense	1,871	4,674	(2,803)	(60)%
Other expenses (1)	5,002	10,061	(5,059)	(50)%
Total operating expenses	$52,373	$59,606	$(7,233)	(12)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

Salaries, wages, and employee-related expenses decreased due to the benefits from both the staffing model changes in our retail stores and right-sizing the organization that occurred during 2023. Depreciation and amortization expense increased due to the expansion of our retail operations which resulted in certain fixed assets being placed into service, as well as amortization of our business licenses which commenced during the current year as we concluded, based on our assessment, that our business licenses no longer have indefinite useful lives. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures. Other expenses decreased due primarily to gains on the sale of certain non-core assets and operating lease terminations.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $18,615 compared to $18,310, an increase of $305, or 2%. The increase in interest expense, net is due to our higher overall debt balance, primarily due to the addition of the Manassas Mortgage in April 2023, the final draw on the Arlington Mortgage in January 2023, as well as the increase in the Second Lien Notes compared to June 30, 2023 due to issuance of Second Lien Notes during 2023 to settle accrued bonus, as well as issuance of Second Lien Notes in the Debt Exchange which occurred in February 2024. Interest related to the Acquisition Facility and promissory notes has declined as we continue to make principal payments.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $212, compared to $9,120. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $4,663, compared to $519, a change of $4,144. The increase in income was due primarily to $1,896 gain on Jushi Europe deconsolidation, $1,180 higher foreign exchange translation adjustment mainly relating to certain Second Lien Notes denominated in Canadian dollars, $399 gain on debt extinguishment and $400 reversal of legal claim accruals no longer required, partially offset by $512 lower indemnification asset relating to acquisitions made in prior years and $200 loss on investment.
Income Tax Expense
Total income tax expense was $19,076 compared to $18,694 in the prior year, an increase of $382 or 2%.

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
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)

Adjusted EBITDA for the three months ended June 30, 2024 and 2023, was $14,478 and $12,620, respectively, resulting in an increase of $1,858 or 15%. Adjusted EBITDA for the six months ended June 30, 2024 and 2023, was $27,827 and $20,223, respectively, resulting in an increase of $7,604 or 38%. The increase in EBITDA was primarily due to operating efficiencies at our grower processor facilities, lower payroll cost due to a decrease in the number of employees as a result of right sizing the organization, as well as changes to our staffing model at retail stores.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(1,938)	$(14,036)	$(20,293)	$(26,476)
Income tax expense	9,329	8,546	19,076	18,694
Interest expense, net	9,071	9,790	18,615	18,310
Depreciation and amortization (1)	7,377	6,629	14,213	13,964
EBITDA (Non-GAAP)	23,839	10,929	31,611	24,492
Non-cash share-based compensation	347	2,363	1,871	4,674
Fair value changes in derivatives	(5,312)	(1,090)	(212)	(9,120)
Gain on deconsolidation of Jushi Europe	(1,896)	—	(1,896)	—
Tangible long-lived asset impairment	157	—	157	—
Other (income) expense, net (2)	(2,657)	418	(3,305)	(93)
Gain on debt extinguishment	—	—	(399)	—
Inventory charge adjustments (3)	—	—	—	251
Transaction costs	—	—	—	19
Adjusted EBITDA (Non-GAAP)	$14,478	$12,620	$27,827	$20,223

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
(2)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; (iii) losses (gains) on lease terminations; (iv) losses (gains) on asset disposals; and (v) severance costs.

(3)	Includes inventory recall write-offs of $251 in the first quarter of 2023.
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)

Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $35,030 as of June 30, 2024.
The major components of our statements of cash flows for the six months ended June 30, 2024 and 2023, are as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash flows provided by (used in) operating activities	$12,041	$(10,285)	$22,326	217%
Net cash flows provided by (used in) investing activities	959	(5,228)	6,187	118%
Net cash flows (used in) provided by financing activities	(9,275)	20,429	(29,704)	(145)%
Net change in cash, cash equivalents and restricted cash	$3,725	$4,916	$(1,191)	(24)%
Operating activities. Cash provided by operations was $12,041, as compared to cash used in operations of $10,285. The change to cash provided by operating activities in the current year compared to cash used in operating activities in the prior year was primarily due to improved operating results, as well as an improvement in cash flow from working capital.
Investing activities. Net cash provided by investing activities was $959 compared to cash used in investing activities of $5,228. The current year includes $1,764 for the payments of property, plant and equipment for use in our operations, which was more than offset by $2,723 in proceeds from the sale of non-core assets. The prior year includes $6,144 for the payments of property, plant and equipment for use in our operations partially offset by $916 in proceeds from the sale of property, plant and equipment.

Financing activities. Net cash used in financing activities was $9,275 compared to net cash provided by financing activities of $20,429. The current year includes $2,750 in payments on promissory notes in the Debt Exchange, $4,875 payments related to the Acquisition Facility debt, $1,212 in net finance lease obligation payments, and $930 in payments of other financing activities, partially offset by $628 of proceeds from other financing activities. The prior year includes $21,900 in proceeds from mortgage loans and $3,295 in proceeds from other financing activities, partially offset by $2,681 in net finance lease obligation payments, and $1,725 in payments of other financing activities.
Liquidity
As reflected in our 2023 Form 10-K, we used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, our current liabilities exceeded our current assets by $80,825. As of December 31, 2023 absent a refinancing, we would not meet our obligations within the next year and we believed that with a refinancing, we would meet our obligations. As a result, we concluded as stated in the 2023 Form 10-K that substantial doubt existed about our ability to continue as a going concern within the next twelve months from the date the 2023 financial statements were issued.
For the six months ended June 30, 2024, cash provided by operating activities was $12,041, and as of June 30, 2024, our current assets exceeded our current liabilities by $15,056. As discussed in Note 8 - Debt and Note 19 - Subsequent Events, we refinanced our Acquisition Facility debt in July 2024, resulting in $48,500 being reclassified from short-term debt to long-term debt as of June 30, 2024, since we expect to start making scheduled principal payments in August 2025. As a result, we concluded that substantial doubt about our ability to continue as a going concern no longer existed as of June 30, 2024.

After giving effect to the refinancing of the Acquisition Facility described in the previous paragraph, we believe that our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time. Depending on our future results of operations, we may need to engage in additional equity financing or other debt refinancing transactions in the longer term beyond twelve months, although there can be no assurances that such additional debt or equity financing may be obtained on favorable terms when required, if at all.
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2024, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 8 - Debt and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider trading arrangements
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

10.1	Employment Agreement, dated as of April 12, 2024, by and between the Company and Todd West.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: August 7, 2024	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)