Form 10-Q
period 2024-09-30
Jushi Holdings Inc.
filed 2024-11-07
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024
or
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

As of November 1, 2024, the registrant had 196,696,597 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended September 30, 2024

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,741	$26,027
Restricted cash - current	—	3,128
Accounts receivable, net	2,311	3,380
Inventory, net	41,359	33,586
Prepaid expenses and other current assets	17,124	15,514
Total current assets	81,535	81,635
NON-CURRENT ASSETS:
Property, plant and equipment, net	145,418	159,268
Right-of-use assets - finance leases	60,263	63,107
Other intangible assets, net	91,915	95,967
Goodwill	30,910	30,910
Other non-current assets	30,135	30,358
Restricted cash - non-current	2,150	2,150
Total non-current assets	360,791	381,760
Total assets	$442,326	$463,395

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,112	$15,383
Accrued expenses and other current liabilities	35,769	44,070
Income tax payable	2,660	5,190
Debt, net - current portion (including related party principal amounts of $400 and $3,298 as of September 30, 2024 and December 31, 2023, respectively)	1,781	86,514
Finance lease obligations - current	9,305	8,885
Derivative liabilities - current	156	2,418
Total current liabilities	69,783	162,460
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $36,501 and $19,788 as of September 30, 2024 and December 31, 2023, respectively)	183,710	126,041
Finance lease obligations - non-current	51,994	52,839
Derivative liabilities - non-current	6,407	220
Unrecognized tax benefits	136,088	100,343
Other liabilities - non-current	33,030	29,111
Total non-current liabilities	411,229	308,554
Total liabilities	481,012	471,014
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,696,597 and 196,631,598 Subordinate Voting Shares as of September 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	507,467	503,612
Accumulated deficit	(546,153)	(509,844)
Total Jushi shareholders' deficit	(38,686)	(6,232)
Non-controlling interests	—	(1,387)
Total deficit	(38,686)	(7,619)
Total liabilities and equity (deficit)	$442,326	$463,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE, NET	$61,611	$65,377	$191,665	$201,675
COST OF GOODS SOLD	(33,612)	(36,863)	(98,770)	(112,666)
GROSS PROFIT	27,999	28,514	92,895	89,009

OPERATING EXPENSES	27,819	25,688	80,192	85,294

INCOME FROM OPERATIONS	180	2,826	12,703	3,715

OTHER INCOME (EXPENSE):
Interest expense, net	(9,382)	(9,345)	(27,997)	(27,655)
Fair value gain (loss) on derivatives	2,628	(7,460)	2,840	1,660
Other, net	(477)	1,368	4,186	1,887
Total other income (expense), net	(7,231)	(15,437)	(20,971)	(24,108)

LOSS BEFORE INCOME TAX	(7,051)	(12,611)	(8,268)	(20,393)
Income tax expense	(8,965)	(8,011)	(28,041)	(26,705)
NET LOSS AND COMPREHENSIVE LOSS	$(16,016)	$(20,622)	$(36,309)	$(47,098)

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.11)	$(0.19)	$(0.24)
Weighted average shares outstanding - basic and diluted	195,165,913	195,128,096	195,145,417	194,649,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Nine Months Ended September 30, 2024
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2024	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	3,333	2	—	2	—	2
Share-based compensation (including related parties)	—	1,524	—	1,524	—	1,524
Issuance of warrants	—	863	—	863	—	863
Net loss	—	—	(18,355)	(18,355)	—	(18,355)
Balances - March 31, 2024	196,634,931	$506,001	$(528,199)	$(22,198)	$(1,387)	$(23,585)
Shares issued upon exercise of stock options	8,333	5	—	5	—	5
Share-based compensation (including related parties)	—	347	—	347	—	347
Deconsolidation of Jushi Europe	—	—	—	—	1,387	1,387
Net loss	—	—	(1,938)	(1,938)	—	(1,938)
Balances - June 30, 2024	196,643,264	$506,353	$(530,137)	$(23,784)	$—	$(23,784)
Shares issued upon exercise of stock options	53,333	32	—	32	—	32
Share-based compensation (including related parties)	—	1,082	—	1,082	—	1,082
Net loss	—	—	(16,016)	(16,016)	—	(16,016)
Balances - September 30, 2024	196,696,597	$507,467	$(546,153)	$(38,686)	$—	$(38,686)

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

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,309)	$(47,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in cost of goods sold	21,981	19,780
Share-based compensation	2,953	5,730
Fair value changes in derivatives	(2,840)	(1,660)
Non-cash interest expense, including amortization of deferred financing costs	5,062	4,603
Deferred income taxes and uncertain tax positions	25,652	19,831
Loss on debt extinguishment	362	—
Gain on deconsolidation of Jushi Europe	(1,896)	—
Other non-cash items, net	(247)	2,910
Changes in operating assets and liabilities:
Accounts receivable	1,662	(1,511)
Inventory	(9,148)	(8,080)
Prepaid expenses and other current and non-current assets	(2,109)	564
Accounts payable, accrued expenses and other current liabilities	9,292	(2,896)
Net cash flows provided by (used in) operating activities	14,415	(7,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(2,534)	(8,385)
Proceeds from sale of property, plant and equipment	2,723	2,321
Net cash flows provided by (used in) investing activities	189	(6,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	39	—
Payments on promissory notes	(6,350)	—
Proceeds from term loans, net of debt discount of $970	47,530	—
Payments on acquisition related credit facility	(60,125)	(2,438)
Payments of finance leases	(1,661)	(2,761)
Proceeds from mortgage loans	—	21,900
Payments of loan financing costs	(2,357)	(250)
Payments of mortgage loans	(270)	(160)
Proceeds from other financing activities	1,585	3,295
Payments of other financing activities	(1,409)	(2,372)
Net cash flows (used in) provided by financing activities	(23,018)	17,214
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,414)	3,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	31,305	27,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$22,891	$30,469

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$22,798	$22,159
Cash (received) paid for income taxes	$(3,829)	$3,145
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,944	$1,920
Right-of-use assets from finance lease liabilities	$703	$1,001
Issuance of second lien notes for settlement of accrued bonus	$1,382	$750
Issuance of second lien notes for debt exchange	$4,750	$—
Warrants issued for debt exchange	$863	$—
Warrants issued for term loans	$6,765	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of September 30, 2024, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
Going Concern and Liquidity
As reflected in the 2023 Form 10-K, the Company used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $80,825. As of December 31, 2023 absent a refinancing, the Company would not meet its obligations within the next year and management believed that with a refinancing, the Company would meet its obligations. As a result, Management concluded, as stated in the 2023 Form 10-K, that substantial doubt existed about the Company’s ability to continue as a going concern within the next twelve months from the date the 2023 financial statements were issued.
For the nine months ended September 30, 2024, cash provided by operating activities was $14,415, and as of September 30, 2024, the Company’s current assets exceeded its current liabilities by $11,752. Consistent with Management’s conclusion as of June 30, 2024, substantial doubt about the Company’s ability to continue as a going concern no longer exists as of September 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$20,741	$26,027
Restricted cash - current (1)	—	3,128
Restricted cash - non-current	2,150	2,150
Cash, cash equivalents and restricted cash	$22,891	$31,305
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

3. INVENTORY, NET
The components of inventory, net, are as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Cannabis plants	$6,357	$4,478
Harvested cannabis and packaging	10,424	10,994
Total raw materials	16,781	15,472
Work in process	6,143	4,293
Finished goods	18,435	13,821
Total inventory, net	$41,359	$33,586

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Employee retention credit receivable	$10,140	$10,140
Prepaid expenses and deposits	4,672	2,716
Assets held for sale	611	1,647
Other current assets	1,701	1,011
Total prepaid expenses and other current assets	$17,124	$15,514
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which will be recognized in the consolidated statements of operations and comprehensive income (loss) when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
As of December 31, 2023, the Company determined that one of its grower processor facilities located in Nevada, with total carrying value of $1,647, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to Assets held for sale, which was included in Prepaid expenses and other current assets in the consolidated balance sheets. In June 2024, the Company sold the grower processor facility in Nevada for a net gain of $104. This amount was recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss).
As of September 30, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to Assets held for sale, which is included in Prepaid expenses and other current assets in the consolidated balance sheet. The sale of the dispensary is expected to be completed within nine months of the balance sheet date.
Additionally, during the nine months ended September 30, 2024, the Company sold one of its business licenses in California which was previously written off, for a net gain of $750. This amount was recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss).

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Buildings and building components	$88,158	$88,527
Land	12,956	12,956
Leasehold improvements	46,778	46,660
Machinery and equipment	24,449	27,050
Furniture, fixtures and office equipment (including computer)	21,793	21,146
Construction-in-process	1,700	1,968
Property, plant and equipment, gross	195,834	198,307
Less: Accumulated depreciation	(50,416)	(39,039)
Property, plant and equipment, net	$145,418	$159,268
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,520 and $3,815 for the three months ended September 30, 2024 and 2023, respectively, and $14,403 and $13,110 for the nine months ended September 30, 2024 and 2023, respectively. Interest expense capitalized to PPE totaled $0 and $54 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $464 for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company reclassified $611 from Property, plant and equipment, net to Assets held for sale. Refer to Note 4 - Prepaid Expenses and Other Current Assets for additional information.

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Operating lease assets	$17,077	$18,265
Indemnification assets	7,361	6,906
Net deferred tax assets	3,493	2,772
Deposits and escrows - properties	1,723	1,723
Deposits - equipment	422	422
Equity investment (1)	—	200
Other	59	70
Total other non-current assets	$30,135	$30,358
(1)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 17 - Financial Instruments for more information relating to the fair value of this equity investment as of September 30, 2024, as well as loss on investment recorded.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Deferred income - ERC (1)	$10,140	$10,140
Goods received not invoiced	5,221	5,019
Accrued employee related expenses and liabilities	5,225	4,175
Operating lease obligations	4,641	4,693
Accrued sales and excise taxes	1,791	2,388
Accrued interest (2)	1,529	4,106
Deferred revenue (loyalty program)	1,320	1,407
Accrued capital expenditures	739	702
Accrued professional and management fees	398	986
Acquisition-related milestone accrual (2)	—	4,167
Contingent consideration liabilities (2)	—	817
Other accrued expenses and current liabilities	4,765	5,470
Total accrued expenses and other current liabilities	$35,769	$44,070
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)This amount is related to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The acquisition-related milestone accrual of $5,000 and accrued interest of $3,030 as of September 30, 2024 was classified as other liabilities - non-current in the consolidated balance sheets, since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	September 30, 2024 (unaudited)	December 31, 2023
Principal amounts:
Second Lien Notes	15%	December 2026	$81,253	$75,497
Term Loans	26%	September 2026 (2)	48,500	—
Acquisition Facility	n/a	n/a	—	60,125
Acquisition-related promissory notes payable	8% - 12%	April 2027	22,114	35,716
Mortgage loans	6% - 11%	January 2027 - April 2028	29,192	29,456
Total debt subject to scheduled repayments			181,059	200,794
Promissory notes payable to Sammartino (1)	10%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt	n/a	n/a	—	3,298
Total debt			202,559	225,592
Less: debt issuance costs and original issue discounts			(17,068)	(13,037)
Total debt, net			$185,491	$212,555
Debt, net - current portion			$1,781	$86,514
Debt, net - non-current portion			$183,710	$126,041
(1)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies for more information.
(2)Matures the earlier of (a) January 31, 2027 and (b) the date that is 91 days prior to the final maturity of the Second Lien Notes.
Term Loans
In July 2024, a syndicate of lenders provided $48,500 in secured term loans (“Term Loans”) to the Company. The Term Loans were issued with a 2% original issue discount, bear interest at a rate of 12.25% per annum and mature the earlier of (a) January 31, 2027 and (b) the date that is 91 days prior to the final maturity of the Second Lien Notes. Beginning August 1, 2025, the Company will commence quarterly payments of $1,213 on the first business day of each calendar quarter with a final payment of $42,438 at maturity date, plus a 4% exit premium on such amounts.
Additionally, the Company issued 19,400,000 five-year warrants to purchase SVS of the Company (the “Warrants”) at a strike price of $1.00 per SVS. The Warrants were issued by the Company in connection with, but were detached from, the Term Loans. Refer to Note 9 - Derivative Liabilities for additional information.
An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, Chairman and Founder, is a Term Loan lender in the principal amount of $9,000, and received 3,600,000 Warrants. Denis Arsenault, a Founder and significant equity holder of the Company, participated as a Term Loan lender in the principal amount of $7,000, and received 2,800,000 Warrants.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Acquisition Facility
The Company’s senior secured credit facility from Roxbury, LP, (the “Acquisition Facility”) was repaid in full in July 2024 with the net proceeds from the Term Loans in the principal amount of $47,530 and the remaining amount from cash on hand, resulting in a loss on extinguishment of $900, which was recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024.

Promissory Note
In July 2024, the Company extinguished one of its acquisition-related promissory notes which had a principal balance of $3,750 and a maturity date of August 11, 2024. The promissory note was redeemed at 96% of the principal amount and 50% of accrued and unpaid interest, resulting in a gain on extinguishment of $140, which is recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024.
Jushi Europe
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, the Company lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. During the second quarter of 2024, Jushi Europe was deconsolidated and its respective assets and liabilities were derecognized from the Company’s consolidated financial statements, as the Company determined that it no longer has any obligation in relation to this subsidiary. Upon deconsolidation, the Company has no retained interest in Jushi Europe. As a result of these actions, the Company recognized a gain of $1,896 in other income (expense), net in its consolidated statements of operations and comprehensive income (loss).

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
The Debt Exchange was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash gain on debt extinguishment of $399, which represents the difference between the reacquisition price of the Existing Notes and the net carrying amount of the Existing Notes prior to redemption. This amount was recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) during the first quarter of 2024.

In September 2024, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Fourth Amendment”) pursuant to which the CEO received the $950 annual cash bonus for the year 2024 in the following alternative form: (i) a lump sum cash payment of $238, which was paid in October 2024, (ii) $1,382 aggregate principal amount of Second Lien Notes due December 7, 2026 (the “Second Lien Notes”), which was issued in September 2024, and (iii) stock options granted under the 2019 Plan, expiring five years from the date of grant to purchase up to 1,062,732 of the Company’s SVS at an exercise price of $0.65.

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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of September 30, 2024 was 10.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage is payable monthly and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%. The interest rate as of September 30, 2024 was 8.891%.
Financial Covenants

Term Loans

The Term Loans include a financial covenant that requires the Company to maintain a minimum unrestricted cash balance as of the last day of each calendar month during the term of the Term Loans, with an initial minimum cash balance of $8,000, subject to certain “step-ups” for succeeding periods. As of September 30, 2024, the Company was in compliance with this financial covenant.

Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of September 30, 2024, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of September 30, 2024, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2025	2026	2027	2028	Total
Second Lien Notes	$—	$—	$81,253	$—	$—	$81,253
Acquisition-related promissory notes payable	—	—	—	22,114	—	22,114
Mortgage loans	160	647	658	9,440	18,287	29,192
Term Loans	—	2,425	46,075	—	—	48,500
Total debt subject to scheduled repayments	$160	$3,072	$127,986	$31,554	$18,287	$181,059

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The above table excludes the maturities of the Company’s promissory notes payable to Sammartino, as the repayment of these notes, if any, would arise in the context of a non-appealable final judgment by a court. Refer to Note 16 - Commitments and Contingencies for more information. Specifically, the promissory notes that were payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026. However, these balances were classified as long-term debt as of September 30, 2024 since the Company does not expect to repay these amounts within the next 12 months.
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense
Interest and accretion - Second Lien Notes	$2,838	$2,640	$8,513	$7,568
Interest and accretion - Term Loans	1,832	—	1,832	—
Interest and accretion - Finance lease liabilities	2,478	2,335	7,550	7,282
Interest and accretion - Promissory notes	1,043	1,547	3,699	4,625
Interest and accretion - Acquisition Facility	658	2,298	4,845	7,265
Interest and accretion - Mortgage loans and other financing activities	661	612	2,037	1,422
Capitalized interest	—	(54)	—	(464)
Total interest expense	9,510	9,378	28,476	27,698
Interest income	(128)	(33)	(479)	(43)
Total interest expense, net	$9,382	$9,345	$27,997	$27,655

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the nine months ended September 30, 2024.

Total Derivative Liabilities (1)
Balance as of January 1, 2024	$2,638
Derivative warrants issued (2)	6,765
Fair value changes	(2,840)
Balance as of September 30, 2024	$6,563
(1)Refer to Note 10 - Equity for the change in number of warrants during the nine months ended September 30, 2024.
(2)Represents the fair value of 19,400,000 derivative warrants issued in connection with the Term Loans in July 2024. Refer to Note 8 - Debt for more information.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were issued in connection with the 10% senior secured notes, and the Term Loans. The Derivative Warrants may be net share settled. As of September 30, 2024 there were 57,262,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price of $1.00 per warrant and expiration date of December 2024, (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026, and (iv) 19,400,000 warrants with an exercise price of $1.00 per warrant and expiration date in July 2029. As of December 31, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with exercise price

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
of $1.00 per warrant and expiration date of December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations and comprehensive income (loss). These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of September 30, 2024 and December 31, 2023.

The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	July 2024 (New Issuances) (unaudited)	September 30, 2024 (unaudited)	December 31, 2023
Stock price	$0.57	$0.53	$0.46
Risk-free annual interest rate	3.97%	3.58% - 4.77%	4.01% - 4.79%
Range of estimated possible exercise price	$1.00	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	88%	91%	101%
Remaining life	5 years	0.23 - 4.84 years	1.00 - 2.90 years
Forfeiture rate	0%	0%	0%
Expected annual dividend yield	0%	0%	0%
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

	As of September 30, 2024			As of December 31, 2023
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price	$0.53	$973	$(910)	$0.46	$637	$(574)
Volatility	91%	745	(772)	101%	680	(643)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of September 30, 2024, the Company had 196,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2024	49,068,636	37,862,922	86,931,558	$1.12
Granted (1)	2,500,000	19,400,000	21,900,000	$0.99
Cancelled/forfeited/expired	(416,667)	—	(416,667)	$1.56
Balance as of September 30, 2024	51,151,969	57,262,922	108,414,891	$1.09
Exercisable as of September 30, 2024	49,241,969	57,262,922	106,504,891	$1.10
(1)In July 2024, 19,400,000 warrants were issued in connection with the Term Loans. In February 2024, 1,800,000 warrants were issued in connection with the Debt Exchange. Refer to Note 8 - Debt for more information.
The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of issuance:

Weighted average stock price	$0.60
Weighted average expected stock price volatility	87.1%
Expected annual dividend yield	0%
Weighted average expected life of warrants	4.8 years
Weighted average risk-free annual interest rate	4.0%
Weighted average grant date fair value	$0.36
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 5,784,004 as of September 30, 2024.

Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.

On August 12, 2024, the Company’s board of directors approved a limited stock option cancellation and regrant program in which a limited number of the Company’s senior management team and the Company’s non-employee directors (the “Eligible Participants”) could elect to cancel each stock option held with an exercise price per SVS equal to $1.91, $1.93, $2.00 and $5.71, and to be granted a replacement option to purchase an identical number of SVS. The Eligible

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Participants cancelled a total of 9,136,758 stock options under this program, and were regranted the same number of stock options on September 13, 2024 at an exercise price of $0.54, with an expiration date of ten years from the grant date.

The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2024	27,653,184	$1.40
Granted	12,954,490	$0.57
Exercised	(64,999)	$0.60
Cancelled/forfeited/expired	(12,888,258)	$1.85
Issued and Outstanding as of September 30, 2024	27,654,417	$0.80
Exercisable as of September 30, 2024	10,587,967	$1.05

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Nine Months Ended September 30,
	2024	2023
Weighted average stock price	$0.56	$0.51
Weighted average expected stock price volatility	86.9%	76.9%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.0 years	6.0 years
Weighted average risk-free annual interest rate	3.6%	3.6%
Weighted average grant date fair value	$0.21	$0.34

Restricted Stock

During the nine months ended September 30, 2024, 1,861 restricted stock vested and were released. There was no unvested restricted stock as of September 30, 2024.
Share-based Compensation Cost

The components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$982	$712	$2,931	$4,170
Restricted stock	—	—	2	293
Warrants	100	344	20	1,267
Total share-based compensation expense	$1,082	$1,056	$2,953	$5,730
As of September 30, 2024, the Company had $3,781 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.9 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss and comprehensive loss	$(16,016)	$(20,622)	$(36,309)	$(47,098)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,165,913	195,128,096	195,145,417	194,649,053

Loss per common share:
Basic and diluted	$(0.08)	$(0.11)	$(0.19)	$(0.24)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	26,537,311	29,664,683	27,402,967	29,185,375
Warrants (derivative liabilities and equity)	101,726,848	86,241,092	92,766,898	86,110,330
Unvested restricted stock awards	1,679	4,177	1,800	496,567
	128,265,838	115,909,952	120,171,665	115,792,272

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail	$55,441	$58,535	$169,802	$180,461
Wholesale	6,170	6,842	21,863	21,214
Total revenue, net	$61,611	$65,377	$191,665	$201,675

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries, wages and employee related expenses	$14,498	$13,251	$42,837	$43,839
Depreciation and amortization expense	3,985	2,962	11,090	7,202
Rent and related expenses	3,053	3,387	8,928	8,784
Professional fees and legal expenses	1,320	1,420	5,501	6,066
Share-based compensation expense	1,082	1,056	2,953	5,730
Other expenses (1)	3,881	3,612	8,883	13,673
Total operating expenses	$27,819	$25,688	$80,192	$85,294
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income tax	$(7,051)	$(12,611)	$(8,268)	$(20,393)
Income tax expense	$8,965	$8,011	$28,041	$26,705
Effective income tax rate	127.1%	63.5%	339.2%	131.0%
The Company has computed its provision for income taxes based on the actual effective rate for the three and nine months ended September 30, 2024 and 2023 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and nine months ended September 30, 2024 and 2023 are not indicative of the effective income tax rate for each respective fiscal year of 2024 and 2023. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
The IRS has taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
In July 2024, the state of Pennsylvania enacted legislation permitting medical cannabis cultivators to deduct ordinary and necessary business expenses for state income tax purposes, which are disallowed under 280E. This legislation was effective July 1, 2024, and applies to tax years beginning after December 31, 2023. The legislation was also meant to include dispensary licensees, but were unintentionally left out of the initial legislation. This oversight was corrected with new legislation in October 2024. As of September 30, 2024, the tax balances reflect the law as enacted at that time, and uncertain tax positions have been recorded for our Pennsylvania dispensaries related to the entities’ 2024 activity. The Company estimates that the inclusion of dispensary licenses will result in the release of $3,266 of uncertain tax position liabilities in the fourth quarter.
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 and 2024, the Company has taken the position that it does not owe taxes attributable to the application of 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of September 30, 2024, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There is no material impact to the consolidated statements of operations and comprehensive income (loss).
The Company has a liability for unrecognized tax benefits of $136,088 and $100,343 as of September 30, 2024 and December 31, 2023, respectively, inclusive of interest and penalties. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and nine months ended September 30, 2024 was $2,618 and $7,070, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and nine months ended September 30, 2023 was $2,569 and $5,583, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	2024	2023	2024	2023	September 30, 2024 (unaudited)	December 31, 2023
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(608)	$(538)	$(1,760)	$(1,622)	$(20,901)	$(19,788)
Term Loans - interest expense and principal amount (2)	$(328)	$—	$(328)	$—	$(16,000)	$—
Other debt (3)	$—	$—	$—	$—	$—	$(3,298)
(1)For the periods ended September 30, 2024 and December 31, 2023, the Second Lien Notes payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor.
(2)For the period ended September 30, 2024, the Term Loans payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor, who each participated as Term Loan lenders in the Company’s senior secured term loan refinancing completed in July 2024 in the principal amounts of $9,000 and $7,000 respectively, and also received 3,600,000 Warrants and 2,800,000 Warrants, respectively. Refer to Note 8 - Debt for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
(3)Other debt relates to Jushi Europe which was deconsolidated during the three months ended June 30, 2024. Refer to Note 8 - Debt for more information.

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule-I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of September 30, 2024, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the upcoming United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ’s Market Matter
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
Sammartino Matter
On February 28, 2023, the Company informed Sammartino, the former owner of Nature’s Remedy and certain of its affiliates, that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement between the Company, Sammartino and certain other parties thereto (as amended, the “MIPA”) and/or fraudulently induced the Company to enter into, and not terminate, the MIPA. As a consequence of these breaches and the fraudulent inducement, the Company informed Sammartino that the Company had incurred significant damages, and pursuant to the terms of the MIPA the Company had elected to offset these damages against certain promissory notes and shares the Company was to pay and issue, respectively, to Sammartino, and that Sammartino would be required to pay the remainder

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
in cash. On March 13, 2023, Sammartino responded to the Company by alleging various procedural deficiencies with the Company’s claim and provided the Company with a notice that the Company was in default of the MIPA for failing to issue certain shares of the Company to Sammartino. On March 21, 2023, Sammartino sent a second notice that the Company was in default of the promissory notes for failing to pay interest pursuant to their specified schedule. On March 23, 2023, the Company sent a second letter to Sammartino disputing each procedural deficiency claimed by Sammartino and disputing that the Company is in default of the MIPA or the promissory notes and that it properly followed the terms of the various agreements in electing to set off the damages.
Pacific Collective Matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease and is of the position that no damages are owed to Pacific Collective. The Referee assigned to the matter ruled in favor of and awarded fees and costs to TGS and Jushi. Pacific Collective filed an appeal on July 3, 2024.
Commitments
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of September 30, 2024 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	September 30, 2024 (unaudited)	December 31, 2023
Financial assets: (1)
Equity investment (2)	$—	$200
Total financial assets	$—	$200

Financial liabilities: (1)
Derivative liabilities (3)	$6,563	$2,638
Contingent consideration liabilities	—	817
Total financial liabilities	$6,563	$3,455
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of September 30, 2024 and December 31, 2023, and there were no transfers between hierarchy levels during the nine months ended September 30, 2024 or year ended December 31, 2023.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
(2)The Company adjusted its equity investment carrying value to reflect its equity balance of the investee, resulting in the recording of a loss on investment of $0 and $200 for the three and nine months ended September 30, 2024, respectively, and $0 for the three and nine months ended September 30, 2023. The loss on investment is included within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
(3)Refer to Note 9 - Derivative Liabilities.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at September 30, 2024 and December 31, 2023. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of September 30, 2024 and December 31, 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and nine months ended September 30, 2024 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2024 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
Company Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions and capitalizing on such assets through strategic deployment in our day-to-day operations. We have targeted assets in highly populated, limited license medical markets on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult-use, namely Virginia, and limited license, fast-growing, large adult-use markets, such as Illinois, Nevada, Massachusetts and Ohio, and certain municipalities of California.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)
Appointment
Our President, Jon Barack, was given the additional title of Chief Revenue Officer, effective November 5, 2024 and will assume his additional role immediately. In this role, he will oversee our commercial channels and focus on enhancing product selection. This role will allow us to realize operating expense savings due to recent senior management changes and our commitment to maintain a streamlined leadership team. In connection with assuming the role of Chief Revenue Officer, the Company entered into an amendment to Mr. Barack’s existing employment agreement pursuant to which Mr. Barack’s discretionary performance-based bonus to be determined by the Compensation Committee of the Board of Directors was replaced with a performance bonus with a target of up to 80% of his then base salary and the duration that severance payments will be owed to Mr. Barack was increased from six (6) months to twelve (12) months.

Amendment Number 4 to CEO Employment Agreement
On September 13, 2024, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Fourth Amendment”) pursuant to which the CEO agreed to receive the $950 annual cash bonus for the year 2024 in the following alternative form: (i) a lump sum cash payment of $238, which was paid in October 2024, (ii) $1,382 aggregate principal amount of Second Lien Notes due December 7, 2026 (the “Second Lien Notes”), which were issued in September 2024, and (iii) stock options granted under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), expiring five years from the date of grant to purchase up to 1,062,732 of the Company’s subordinate voting shares (“SVS”) at an exercise price of $0.65.
Stock Option Cancellation and Regrant Program
On August 12, 2024, a limited stock option cancellation and regrant program was approved, pursuant to which a limited number of the Company’s senior management team, including the Company’s Chief Executive Officer James Cacioppo, the Company’s President Jon Barack, the Company’s Chief Legal Officer Tobi Lebowitz, and the Company’s non-employee directors (the “Eligible Participants”) may elect to cancel each option held by the Eligible Participants with an exercise price per SVS equal to $1.91, $1.93, $2.00 and $5.71, and to be granted a replacement option to purchase an identical number of SVS. Mr. Cacioppo’s option to purchase 5,385,000 SVS, Mr. Barack’s option to purchase 1,793,000 SVS, Mrs. Lebowitz’s option to purchase 590,000 SVS and options to purchase up to an aggregate of 394,758 SVS held by the Company’s non-employee directors were eligible for the program, in addition to options to purchase up to an aggregate of 974,000 SVS held by other members of senior management. The Eligible Participants all elected to participate in this program, and were regranted the same number of options on September 13, 2024, at an exercise price of $0.54.
Additionally, on September 13, 2024, Michelle Mosier, our Chief Financial Officer, was granted 300,000 stock options under the 2019 Plan at an exercise price of $0.54 per share.
Ohio
We entered into two definitive agreements to purchase assets in the state of Ohio. These agreements will ultimately increase our footprint in Ohio with the addition of four dispensaries. The agreements are subject to regulatory approvals. We expect to transfer ownership of three of the dispensaries in the first half of 2025 with the fourth transfer of ownership in the back half of 2025.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
REVENUE, NET	$61,611	$65,377	(6)%	$191,665	$201,675	(5)%
COST OF GOODS SOLD	(33,612)	(36,863)	(9)%	(98,770)	(112,666)	(12)%
GROSS PROFIT	27,999	28,514	(2)%	92,895	89,009	4%

OPERATING EXPENSES	27,819	25,688	8%	80,192	85,294	(6)%

INCOME FROM OPERATIONS	180	2,826	(94)%	12,703	3,715	242%

OTHER INCOME (EXPENSE):
Interest expense, net	(9,382)	(9,345)	—%	(27,997)	(27,655)	1%
Fair value gain (loss) on derivatives	2,628	(7,460)	(135)%	2,840	1,660	71%
Other, net	(477)	1,368	(135)%	4,186	1,887	122%
Total other income (expense), net	(7,231)	(15,437)	(53)%	(20,971)	(24,108)	(13)%

LOSS BEFORE INCOME TAX	(7,051)	(12,611)	(44)%	(8,268)	(20,393)	(59)%
Income tax expense	(8,965)	(8,011)	12%	(28,041)	(26,705)	5%
NET LOSS AND COMPREHENSIVE LOSS	$(16,016)	$(20,622)	(22)%	$(36,309)	$(47,098)	(23)%

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.11)	(27)%	$(0.19)	$(0.24)	(21)%
Weighted average shares outstanding - basic and diluted	195,165,913	195,128,096	—%	195,145,417	194,649,053	—%

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Retail	$55,441	$58,535	$(3,094)	(5)%
Wholesale	6,170	6,842	(672)	(10)%
Total revenue, net	$61,611	$65,377	$(3,766)	(6)%
Revenue, net, was $61,611 compared to $65,377, a decrease of $3,766 or 6%.

Retail revenue decreased $3,094 primarily due to:
•A decline in sales in Illinois of $2,007 - the number of units sold decreased approximately 6%, and the average price per unit declined due to increased competition with competitors opening new stores in our markets;
•A decline in sales in Pennsylvania of $1,538 and in Nevada of $961 - the number of units sold decreased approximately 2% in Pennsylvania and approximately 8% in Nevada, and the average price per unit declined as we increased our use of promotions due to continued competition; and
•A decline in sales in Massachusetts of $677 - while the number of units sold increased approximately 4%, the average price per unit declined due to market price compression and continued competition.
These declines were partially offset by an increase in sales in Virginia of $1,430 primarily due to the opening of one new store in August 2023, and an increase in sales in Ohio of $1,130 due to the transition to adult-use during the current quarter. The Company ended the quarter with thirty-five operating dispensaries in seven states, as compared to thirty-four in seven states on September 30, 2023.

Wholesale revenue decreased $672. The decrease is primarily attributable to a $845 decline in wholesale revenue in Massachusetts and a $786 decline in Pennsylvania, due to continued competition and limited availability of products available to third parties through our wholesale channel as we prioritized supplying our retail stores. These decreases were partially offset by wholesale revenue growth in Virginia of $601 as the cultivation and processing facility in Virginia matured and had more product available for sale to third-parties.
Gross Profit
Gross profit was $27,999 compared to $28,514, a decrease of $515 or 2%. Gross profit margin increased to 45% compared to 44%. The increase in gross profit margin was driven by continued efficiencies at our cultivation and processing facilities which have enabled us to reduce cost, partially offset by additional expenses in Ohio, including inventory write downs, as we ramp up our facilities in Ohio to support the transition to adult-use. In our retail channel, gross profit and gross profit margin declined due to competition which resulted in increased utilization of sales promotions. Jushi branded product sales as a percentage of total retail revenue were 55% across the Company’s five vertical markets compared to 52% in the prior year.
Operating Expenses
Operating expenses were $27,819 compared to $25,688, an increase of $2,131 or 8%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$14,498	$13,251	$1,247	9%
Depreciation and amortization expense	3,985	2,962	1,023	35%
Rent and related expenses	3,053	3,387	(334)	(10)%
Professional fees and legal expenses	1,320	1,420	(100)	(7)%
Share-based compensation expense	1,082	1,056	26	2%
Other expenses (1)	3,881	3,612	269	7%
Total operating expenses	$27,819	$25,688	$2,131	8%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

Salaries, wages and employee related expenses increased due to merit increase, as well as higher employee bonuses. Depreciation and amortization expense increased primarily due to amortization of our business licenses which commenced during the second quarter of 2024, as we concluded that our business licenses no longer have indefinite useful lives.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,382 compared to $9,345, an increase of $37, or 0%.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $2,628, compared to a loss of $7,460. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $477, compared to an income of $1,368, a change of $1,845, which was primarily due to losses of $760 related to debt modifications in the current quarter, $667 lower foreign exchange translation adjustment mainly relating to certain Second Lien Notes denominated in Canadian dollars, and $563 lower indemnification asset gains related to acquisitions in the prior year.

Income Tax Expense
Total income tax expense was $8,965 compared to $8,011 in the prior year, an increase of $954 or 12%. The increase in income tax expense is primarily due to an increase in taxable income.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Retail	$169,802	$180,461	$(10,659)	(6)%
Wholesale	21,863	21,214	649	3%
Total revenue, net	$191,665	$201,675	$(10,010)	(5)%
Revenue, net, was $191,665 compared to $201,675, a decrease of $10,010 or 5%. Retail revenue decreased $10,659 primarily due to:
•A decline in sales in Illinois of $5,791 - while the number of units sold increased approximately 3%, the average price per unit declined as a result of pricing pressures due to the state of Missouri moving to recreational use, as well as increased competition with competitors opening new stores in our markets;
•A decline in sales in Massachusetts of $1,597 - while the number of units sold increased approximately 4%, the average price per unit declined as we increased our use of promotions due to continued competition; and
•A decline in sales in Nevada of $3,073 and in Pennsylvania of $5,743 - the number of units sold decreased by approximately 5% and 11% in Nevada and Pennsylvania, respectively, driven by increased competition. The decline in Nevada was also impacted by price compression, but the average price per unit remained stable in Pennsylvania.

These declines were partially offset by an increase in sales in Virginia of $5,300 primarily due to the opening of one new store in August 2023, and an increase in sales in Ohio of $1,102 due to the transition to adult-use during the current year.
Wholesale revenue increased $649. The increase is primarily attributable to wholesale revenue growth in Virginia of $3,735 as the cultivation and processing facility in Virginia matured and had more product available for sale to third-parties. The growth in Virginia was partially offset by $1,295 decline in wholesale revenue in Nevada and $1,586 decline in Massachusetts due to continued competition and product availability to sell to third parties through our wholesale channel.
Gross Profit
Gross profit was $92,895 compared to $89,009, an increase of $3,886 or 4%. Gross profit margin increased to 48% compared to 44%. The increase in gross profit and gross profit margin was driven by efficiencies at our cultivation and processing facilities which have enabled us to reduce cost, partially offset by additional expenses in Ohio, including inventory write downs, as we ramp up our facilities in Ohio to support the transition to adult-use. In our retail channel, gross profit declined due to lower sales; however, gross profit margin improved 38 basis points as a result of increased sell-through of Jushi branded products at our retail stores. Jushi branded product sales as a percentage of total retail revenue were 55% across the Company’s five vertical markets compared to 49% in the prior year.

Operating Expenses
Operating expenses were $80,192 compared to $85,294, a decrease of $5,102 or 6%. The following table presents information on our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$42,837	$43,839	$(1,002)	(2)%
Depreciation and amortization expense	11,090	7,202	3,888	54%
Rent and related expenses	8,928	8,784	144	2%
Professional fees and legal expenses	5,501	6,066	(565)	(9)%
Share-based compensation expense	2,953	5,730	(2,777)	(48)%
Other expenses (1)	8,883	13,673	(4,790)	(35)%
Total operating expenses	$80,192	$85,294	$(5,102)	(6)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.

Depreciation and amortization expense increased due to the expansion of our retail operations which resulted in certain fixed assets being placed into service, as well as amortization of our business licenses which commenced during the second quarter of 2024, as we concluded that our business licenses no longer have indefinite useful lives. Lower share-based compensation expense reflects lower value of share-based compensation granted as well as forfeitures. Other expenses decreased primarily due to gains on the sale of certain non-core assets and operating lease terminations, and lower expenses relating to administrative fees and software and technology costs.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $27,997 compared to $27,655, an increase of $342, or 1%.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $2,840, compared to $1,660. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $4,186, compared to $1,887, a change of $2,299. The increase in income was primarily due to $1,896 gain on Jushi Europe deconsolidation.
Income Tax Expense
Total income tax expense was $28,041 compared to $26,705 in the prior year, an increase of $1,336 or 5%. The increase in income tax expense is primarily due to an increase in taxable income.

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
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)

Adjusted EBITDA for the three months ended September 30, 2024 and 2023, was $10,345 and $9,710, respectively, resulting in an increase of $635 or 7%.

Adjusted EBITDA for the nine months ended September 30, 2024 and 2023, was $38,172 and $29,933, respectively, resulting in an increase of $8,239 or 28%. The increase in EBITDA was primarily due to operating efficiencies at our grower processor facilities, lower payroll cost due to a decrease in the number of employees, and lower operating expenses relating to professional fees, administrative expenses, software and technology cost.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(16,016)	$(20,622)	$(36,309)	$(47,098)
Income tax expense	8,965	8,011	28,041	26,705
Interest expense, net	9,382	9,345	27,997	27,655
Depreciation and amortization (1)	7,768	5,816	21,981	19,780
EBITDA (Non-GAAP)	10,099	2,550	41,710	27,042
Non-cash share-based compensation	1,082	1,056	2,953	5,730
Fair value changes in derivatives	(2,628)	7,460	(2,840)	(1,660)
Gain on deconsolidation of Jushi Europe	—	—	(1,896)	—
Tangible long-lived asset impairment	275	—	432	—
Other (income) expense, net (2)	756	(1,356)	(2,549)	(1,449)
Loss on debt extinguishment	761	—	362	—
Inventory charge adjustments (3)	—	—	—	251
Transaction costs	—	—	—	19
Adjusted EBITDA (Non-GAAP)	$10,345	$9,710	$38,172	$29,933

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)

Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $22,891 as of September 30, 2024.
The major components of our statements of cash flows for the nine months ended September 30, 2024 and 2023, are as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash flows provided by (used in) operating activities	$14,415	$(7,827)	$22,242	284%
Net cash flows provided by (used in) investing activities	189	(6,064)	6,253	103%
Net cash flows (used in) provided by financing activities	(23,018)	17,214	(40,232)	(234)%
Net change in cash, cash equivalents and restricted cash	$(8,414)	$3,323	$(11,737)	(353)%
Operating activities
Cash provided by operations was $14,415, as compared to cash used in operations of $7,827. The change to cash provided by operating activities in the current year compared to cash used in operating activities in the prior year was primarily due to improved operating results, as well as an improvement in cash flow from working capital.
Investing activities

Net cash provided by investing activities was $189 compared to cash used in investing activities of $6,064. The current year includes $2,534 for the payments of property, plant and equipment for use in our operations, which was more than offset by $2,723 in proceeds from the sale of non-core assets. The prior year includes $8,385 for the payments of property, plant and equipment for use in our operations partially offset by $2,321 in proceeds from the sale of property, plant and equipment.
Financing activities
Net cash used in financing activities was $23,018 compared to net cash provided by financing activities of $17,214. In July 2024, we refinanced our Acquisition Facility debt with proceeds from the issuance of Term Loans and cash on hand. Refer to Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information.
The current year cash used in financing activities includes the following cash outflows:
•$2,750 in payments on promissory notes in the Debt Exchange,
•$3,600 in payments to extinguish one of our acquisition-related promissory note,
•$60,125 payments related to the Acquisition Facility debt which was extinguished in July 2024,
•$1,661 in net finance lease obligation payments,
•$2,357 in payments of loan financing costs,
•$1,409 in payments of other financing activities, and
•$270 in payments of mortgage-related debt.
The current year cash outflows used in financing activities were partially offset by:
•$47,530 of net proceeds from the issuance of Term Loans,
•$1,585 of proceeds from other financing activities, and
•$39 in issuance of options from exercise.

The prior year net cash flows provided by financing activities includes $21,900 in proceeds from mortgage loans and $3,295 in proceeds from other financing activities, partially offset by $2,761 in net finance lease obligation payments, $2,438 payments related to the Acquisition Facility debt, $2,372 in payments of other financing activities, $250 in payments of loan financing costs, and $160 in payments of mortgage-related debt.
Liquidity
As reflected in our 2023 Form 10-K, we used net cash of $3,318 for operating activities for the year ended December 31, 2023, and as of that date, our current liabilities exceeded our current assets by $80,825. As of December 31, 2023 absent a refinancing, we would not meet our obligations within the next year and we believed that with a refinancing, we would meet our obligations. As a result, we concluded, as stated in the 2023 Form 10-K, that substantial doubt existed about our ability to continue as a going concern within the next twelve months from the date the 2023 financial statements were issued.
For the nine months ended September 30, 2024, cash provided by operating activities was $14,415, and as of September 30, 2024, our current assets exceeded our current liabilities by $11,752. Consistent with our conclusion as of June 30, 2024, substantial doubt about our ability to continue as a going concern no longer exists as of September 30, 2024.

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
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2024, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 8 - Debt and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2023 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
On July 31, 2024, the Company issued 19,400,000 five-year warrants to purchase SVS of the Company (the “Warrants”) at a strike price of $1.00 per SVS. We issued the warrants in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder. The Warrants were issued by the Company in connection with, but were detached from, the Term Loans. Refer to Note 9 - Derivative Liabilities for additional information. An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, Chairman and Founder, is a term loan lender and received 3,600,000 Warrants, and Denis Arsenault, a Founder and significant equity holder of the Company, is a term loan lender and received 2,800,000 Warrants.
In September 2024, the Company issued 450,000 warrants to a consultant for consultancy services. Each warrant entitles the consultant to purchase one Subordinate Voting Share at an exercise price of $0.54. Subject to any vesting requirements, the warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(c) and (e)
Our President, Jon Barack, was given the additional title of Chief Revenue Officer, effective November 5, 2024 and will assume his additional role immediately. In this role, he will oversee our commercial channels and focus on enhancing product selection. This role will allow us to realize operating expense savings due to recent senior management changes and our commitment to maintain a streamlined leadership team. In connection with assuming the role of Chief Revenue Officer, the Company entered into an amendment to Mr. Barack’s existing employment agreement (the “Second Amendment”) pursuant to which Mr. Barack’s discretionary performance-based bonus to be determined by the Compensation Committee of the Board of Directors was replaced with a performance bonus with a target of up to 80% of his then base salary and the duration that severance payments will be owed to Mr. Barack was increased from six (6) months to twelve (12) months.

The foregoing summary is not complete and qualified in its entirety by reference to the Second Amendment, a copy of which is attached hereto as Exhibit 10.6 to this Quarterly Report on Form 10-Q.
(c)
Insider trading arrangements
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1*
Credit Agreement, dated as of July 31, 2024, by and among Jushi Holdings Inc., the other loan parties that are parties thereto, the lenders that are party thereto, and Argent Institutional Trust Company, as agent for the lenders.

10.2*	Form of Common Stock Purchase Warrant.
10.3*	Second Amendment to Trust Indenture, dated July 31, 2024, by and between Jushi Holdings Inc. and Odyssey Trust Company.
10.4**#	Amendment No. 3 to CEO Employment Agreement, dated as of August 14, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.5***#	Amendment No. 4 to CEO Employment Agreement, dated as of September 13, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.6	Amendment No. 2 to Employment Agreement, dated as of November 5, 2024, by and among the Company, JMGT, LLC and Louis Jon Barack.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

#	Management contract or compensatory plan or arrangement
*	Incorporated by reference to our Form 8-K filed August 6, 2024
**	Incorporated by reference to our Form 8-K filed August 14, 2024
***	Incorporated by reference to our Form 8-K filed September 17, 2024

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: November 7, 2024	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)