Form 10-K
period 2024-12-31
Jushi Holdings Inc.
filed 2025-03-06
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding subordinate voting shares held by non-affiliates (based on the last reported sale price of these shares on the OTCQX Best Market) on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $100.1 million.
As of February 28, 2025, the registrant had 196,696,597 subordinate voting shares, no par value per share, outstanding. The registrant has no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2024, the end of the registrant’s fiscal year.

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
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others discussed in detail in Item 1A. Risk Factors in Part I of this Form 10-K: the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s history of operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERTC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates.

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

PART I
Item 1. Business

Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions. We have targeted assets in highly populated, limited license medical markets that are on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult-use, namely Virginia, and limited license, large adult-use markets, such as Illinois, Nevada, Massachusetts and Ohio, and certain municipalities of California.
Business Strategy
Our business strategy is to evaluate each market opportunity pursuant to the relevant local competitive and regulatory landscape, supply/demand dynamics, and growth potential. We evaluate the economic viability of each opportunity before making capital allocation decisions and may decide to participate in one or more facets of the supply chain based on the dynamics mentioned above. In certain markets, we may apply a capital-light or retail-focused strategy, especially where cultivation may become further commoditized in future years. In early stage, vertical limited license markets, we may buy controlling interests despite the high level of capital intensity required, given the significant market opportunity. In other markets, we may seek a more balanced capital allocation approach where we may acquire a grower-processor and/or additional retail dispensaries in a market where we currently operate. By establishing a strong platform and retail-brand recognition in markets that have the greatest growth potential, we expect to be well-positioned to have a first-mover advantage for future growth in adult-use cannabis once it is further legalized.
Current Operations
California Operations
We, through our subsidiaries, currently hold Type 10 adult-use and medicinal retail licenses issued by the California Department of Cannabis Control for two adult-use dispensaries in California, of which one is currently operational under the Beyond Hello brand as an adult-use store only.
Illinois Operations
We, through our subsidiaries, currently hold five cannabis dispensing organization licenses issued by the Illinois Department of Financial Regulation for five adult-use dispensaries in Illinois, all of which are currently operational under the Beyond Hello brand. Two of the five operational adult-use dispensaries have co-located medical cannabis dispensing licenses issued by the Illinois Department of Financial Regulation.
Massachusetts Operations
We, through our subsidiaries, currently hold two marijuana retailer licenses issued by the Massachusetts Cannabis Control Commission for, and currently operate, two adult-use dispensaries under the Nature’s Remedy™ brand in Massachusetts. One of the dispensaries has a co-located medical treatment center license issued by the Massachusetts Cannabis Control Commission allowing retail medical sales. We also currently hold marijuana product cultivator, marijuana cultivation and marijuana treatment center licenses all issued by the Massachusetts Cannabis Control Commission collectively for, and we currently operate, a 50,000 sq. ft. adult-use and medical cultivation and production facility in Lakeville, Massachusetts. From time to time, we may utilize third parties for toll processing in various stages of the production process.

Nevada Operations
We, through our subsidiaries, currently hold adult-use and medical licenses issued by the Nevada Cannabis Control Board for, and we currently operate, four dispensaries in Nevada, three of which are currently operational under the Nuleaf™ brand and one of which is currently operational under the Beyond Hello brand. We also currently hold adult-use and medical cultivation licenses issued by the Nevada Cannabis Control Board for, and currently operate, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as adult-use and medical production licenses issued by the Nevada Cannabis Control Board, and currently operate, a 13,000 sq. ft. processing facility in Reno, Nevada. From time to time, we may utilize third parties for toll processing in various stages of the production process.
Ohio Operations
We, through our subsidiaries, currently hold a dual-use (medical and non-medical cannabis) dispensary license issued by the Ohio Division of Cannabis Control (“ODCC”) for, and we currently operate, one medical and adult-use dispensary under the Beyond Hello brand in Ohio. We, through our subsidiaries, also have a 10(B) Dispensary License (as defined below) to operate an additional dual-use dispensary under the Beyond Hello brand in Ohio, the application process for which is ongoing as of the date of this Annual Report on Form 10-K. Additionally, we, through our subsidiaries, recently entered into two agreements pursuant to which we’ll acquire (subject to obtaining all required regulatory approvals and the satisfaction or waiver of all conditions precedent to closing), two dual-use (medical and non-medical cannabis) dispensary licenses issued by the ODCC for two medical and adult-use dispensaries in Ohio and two associated 10(B) Dispensary Licenses to operate additional dual-use dispensaries, all of which are expected to ultimately be operated under the Beyond Hello brand in Ohio. We also currently hold a dual-use cultivator level II for, and currently operate, a 10,000 sq. ft. cultivation facility in Toledo, Ohio. We also currently hold a dual-use processor license for, and currently operate, a 7,000 sq. ft. processor facility in Columbus, Ohio.
Pennsylvania Operations
We, through our subsidiaries, currently hold six medical cannabis dispensary permits issued by the Pennsylvania Department of Health allowing for eighteen medical dispensaries in Pennsylvania, seventeen of which are currently operational under the Beyond Hello brand, and one of which was relocated within its permit’s geographical region and opened in the first quarter of 2025. We also currently hold a medical cannabis grower-processor permit issued by the Pennsylvania Department of Health allowing for, and currently operate, a 123,000 sq. ft. cannabis cultivation and processing facility in Scranton, Pennsylvania, through our subsidiary Pennsylvania Medical Solutions, LLC. From time to time, we may utilize third parties for toll processing in various stages of the production process.
Virginia Operations
We, through our subsidiaries, currently hold one pharmaceutical processor permit and five cannabis dispensing facility permits, each issued by the Virginia Cannabis Control Authority, as the successor regulator to the Virginia Board of Pharmacy, collectively allowing for, and we currently operate, six medical dispensaries under the Beyond Hello brand in Virginia. The aforementioned pharmaceutical processor permit issued by the Virginia Cannabis Control Authority further entitles us to, and we currently operate, our 93,000 sq. ft. cannabis cultivation and processing facility in Manassas, Virginia, through our subsidiary Dalitso, LLC.
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

Retail
The table below reflects the number of dispensaries that were in operation in each state as of December 31, 2024:

	Number of Dispensaries(1)
State	Medical-use	Adult-use	Total	Brands
California (2)	—	1	1	Beyond Hello
Illinois (3)(4)	—	5	5	Beyond Hello
Massachusetts (5)	—	2	2	Nature’s Remedy
Nevada	—	4	4	Beyond Hello/NuLeaf
Ohio (6)	—	1	1	Beyond Hello
Pennsylvania	17	—	17	Beyond Hello
Virginia	6	—	6	Beyond Hello
Total	23	13	36
(1)Physical dispensary locations; does not double count co-located medical cannabis and adult use cannabis dispensaries.
(2)Includes one co-located medical dispensary.
(3)The Company’s 5th medical cannabis dispensary in Illinois opened in November 2024.
(4)Includes two co-located medical dispensaries.
(5)Includes one co-located medical dispensary.
(6)Includes one co-located medical dispensary, excludes two co-located medical and adult-use dispensaries being operated pursuant to management services agreements with two entities.
Online Platforms
We operate age-gated online platforms through www.beyond-hello.com, www.naturesremedyma.com, www.nuleafnv.com, and The Hello Club App (iOS and Android) for patients and customers (the “Online Platforms”). Prior to launching the Online Platforms, our compliance team and internal and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Online Platforms in a manner intended to ensure compliance with such laws. The Online Platforms are not intended to be used for advertising activities but are intended to be used as a virtual tool, allowing patients and customers to understand the cannabis products that we offer and view real-time pricing and product availability at our dispensaries. The Online Platforms do not provide any education, information or any other functionalities with respect to any third-party dispensaries.
No cannabis sale transactions are completed on the Online Platforms. A patient or customer may reserve products using the Online Platforms, but the patient or customer must be physically present at the point-of-sale to consummate the purchase and sale of products. This requirement allows us and dispensary staff to ensure that our standard operating procedures, including our compliance programs, are applied to all patients and customers in connection with the purchase and sale of products.
In jurisdictions where medical cannabis is legal, upon arrival of the patient at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify the patient’s identity and accreditation (such as a state-issued medical cannabis card) and confirm the patient’s allotment to ensure the user is not exceeding the state’s allotment limits. Once the foregoing is verified, the patient must pay for the product to complete the purchase. If the patient does not have valid identification and accreditation, the patient will not be able to purchase medical cannabis at our applicable dispensary, irrespective of any reservation made on one of our Online Platforms.
In jurisdictions where recreational cannabis is legal, upon arrival of the customer at the applicable dispensary, or at the point of delivery (where permissible), dispensary staff must verify that the customer is at least 21 years of age by verifying the customer’s government-issued identification. Once the identification is verified, the customer must pay for the product to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at our applicable dispensary, irrespective of any reservation made on one of our Online Platforms.

Product Selection and Offerings
We offer both in-house brands and third-party products at each of our retail locations in states where we are vertically integrated. With respect to our cannabis business, we negotiate with potential brand vendors across all product categories including flower, vaporization devices, extracts, concentrates, edibles, and pre-rolls to make future product development and selection decisions. Leveraging managements’ experience, we analyze market dynamics, product quality, profit and loss, impact, consumer demand, and specific market research to carry out our long-term strategy in each market. With high-impact retail locations in key markets, we expect to be a desirable partner for nationally scaling brands and/or in-house products.
Our Brands
Top Shelf Flower: Hijinks
Hijinks is a top shelf flower brand featuring flower that utilizes limited and select genetics, contains high cannabinoid and terpene content, and is uniquely harvested, finished, and packaged by hand. Hijinks is currently available in Massachusetts, Nevada and Pennsylvania.
Premium Flower: The Bank
Our acquired, award-winning Colorado brand, The Bank, is known for its superior plant genetics and next-level cultivation. The Bank offers pre-packaged flower, infused blunts and pre-rolls. The Bank is currently available in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia.
Vapes & Concentrates: The Lab
Our acquired, award-winning Colorado brand, The Lab, is renowned for high-quality, precision vape products, and concentrates, including the pioneering of live resin. The Lab offers a wide selection of vape cartridges, all-in-one vape devices and concentrates produced utilizing a wide variety of technologically advanced extraction techniques. The Lab is currently available in Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia.
Edibles: Tasteology
Tasteology is an edible brand offering premium, natural ingredient based, real fruit, 100% vegan and gluten free cannabis-infused gummies and ultra-premium chocolate produced using responsibly sourced French chocolate. Tasteology is the culmination of extensive consumer research into both taste and effect preferences in the Company’s markets. Tasteology is currently available in Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia.
Full Spectrum Edibles: Uncommon Kind
Always full spectrum, Uncommon Kind utilizes the purest RSO or rosin to maintain vital terpenes and cannabinoids which are essential to the benefits of cannabis. Rare and exotic flavors and fruit purees like morello cherry, calamansi lime, and prickly pear are sourced from premium partners. Our chews are made with real fruit and are 100% vegan and gluten free. The result is a "true-to-plant" experience with real fruit essence offering an unparalleled taste. Uncommon Kind is now available in Massachusetts, Pennsylvania, and Virginia.
Medicinal: Nira + Medicinals
Nira + Medicinals (“Nira +”) develops high quality, THC and CBD-rich medical products aimed at improving the quality of life for all cannabis patients. Nira+ product line includes tinctures, capsules, softgels and topicals. Nira+ is currently available in Pennsylvania, Massachusetts, and Virginia.
Value Flower: Sèche
Sèche is a new category in cannabis that redefines the perception of what cannabis flower products can be with a strict focus on the value and variety that the modern cannabis consumer is looking for. Sèche offers products like Fine Grind (conveniently pre-ground flower), Fine Flower (Small whole flower), Singles (Pre-Rolls and Pre-Roll multi-packs), All Day/Select (Value priced whole flower) and Kind Grind (conveniently pre-ground pre-packed infused flower and infused pre-rolls). Currently, Sèche is available at our dispensaries across Massachusetts, Nevada, Ohio, Pennsylvania and Virginia, as well partner dispensaries through our wholesale network.
Wholesale
In addition to branded and manufactured finished products, we sell bulk raw materials to third-parties for use in their own finished products, as our production capacity allows in certain markets. The full scale and allocation of production utilization will depend upon the scale of our owned and managed retail footprint in addition to the production capacity of our cultivation and production facilities.
Branding and Marketing
We continue the rollout of our flagship brands across our key operating markets. After the launch of our online platform, Beyond Hello™ has evolved into a fully integrated digital to brick-and-mortar experience, providing customers real-time access to pricing and product availability. All of our current retail locations operate under the Beyond Hello brand except in Massachusetts and Nevada. In Massachusetts, our retail locations operate under the Nature’s Remedy™ brand. In Nevada, we operate three retail locations under the NuLeaf™ brand and one under Beyond Hello. Further, in states where we have licensed cultivation and processing operations, we produce products under our in-house brands including The Bank™, Hijinks™, The Lab™, Seche™, Nira+™, Tasteology™ and Uncommon Kind™ where allowed.
We operate a state-by-state opt-in loyalty program, “The Hello Club™,” that rewards patients and customers with points and other exclusive offers based on their past purchases. We leverage SMS, push notifications and email lists to promote specific products.
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
Principal Markets & Competition
The markets in which we operate are highly competitive with relatively high barriers to entry given the licensed nature of the cannabis industry. We compete against other retail and vertical licensees across the various state markets in which we operate. Currently our market includes small local dispensaries and large multi-state operators (“MSOs”). We seek to address our competitive risk in these markets by picking strategic locations, with defensible buffers naturally built in through local regulations and local dispensaries laws.
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
We also compete indirectly with operators in the illicit market for cannabis and manufacturers and retailers of intoxicating help products.
Business in Europe
We previously held a 51% interest in Jushi Europe SA, a company organized under the laws of Switzerland (“Jushi Europe”). On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, we lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. In June 2024, Jushi Europe was deconsolidated and its respective assets and liabilities were removed from our consolidated financial statements, as we determined that we no longer have any obligation in relation to this subsidiary. Upon deconsolidation, we have no retained interest in Jushi Europe. As a result of these actions, during the year ended December 31, 2024, we recognized a gain of $1,896 in other income (expense), net in our consolidated statements of operations.
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

Although the Cole Memo was rescinded and FinCEN’s guidance has not made financial services widely available to legal marijuana businesses, a key legislative safeguard for the medical cannabis industry remains in place. Specifically, certain temporary federal legislative enactments that protect the medical marijuana industry have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment or “rider” to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has since included in successive budgets a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrbacher-Farr” amendment after its original lead sponsors (it is also sometimes referred to as the Rohrabacher-Blumenauer Amendment or the Joyce-Leahy Amendment). In 2021, President Biden proposed a budget with the Rohrbacher-Farr amendment included. The amendment has been renewed numerous times since then and is currently effective under the continuing resolution passed by Congress on September 30, 2023. There is no indication the amendment will not be included in any subsequent continuing resolution(s) related to the 2023 federal spending bill or in the 2024 federal spending bill as of the date of this Form 10-K.
Though there is no guarantee the Presidency of Donald Trump or a future administration will not change relevant federal policy, as a practical matter, the legal marijuana industry has not seen a material change in federal enforcement activities since rescission of the Cole Memo. In testimony given on March 1, 2023, Attorney General Merrick Garland indicated that the DOJ policy on marijuana policy will be consistent with Cole Memo policy. Regardless, it is possible existing appropriation rider protection and existing prosecutorial discretion not to enforce federal drug laws against state-legal marijuana business could change at any time.
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
Finally, President Biden asked the Department of Health and Human Services (“HHS”) to initiate an expeditious review of the scheduling status of cannabis with an eye toward rescheduling in October 2022. On August 29, 2023, HHS delivered a recommendation to move cannabis from Schedule I to Schedule III to the Drug Enforcement Administration (“DEA”). The rescheduling recommendation from HHS is currently under DEA consideration. HHS Assistant Secretary of Health, Rachel Levine, sent a letter to DEA Administrator, Anne Milgram, that is believed to recommend rescheduling marijuana from Schedule I to Schedule III of the CSA. The recommendation was based on a scientific and medical review by the FDA with an analysis of the eight factors determinative of control of a substance under the CSA.
As a result, the DEA initiated a formal rule-making process that would potentially reschedule marijuana from its current Schedule I classification. The DEA is bound by the HHS recommendation in regard to the scientific and medical matters but can ultimately make a different scheduling decision. The DEA may also account for the United States’ treaty obligations, including the United Nations Single Convention on Narcotics. The DEA will consider several factors that include: (1) marijuana’s actual or relative potential for abuse, (2) scientific evidence of its pharmacological effect, (3) the state of current scientific knowledge; (4) history and current pattern of abuse, (5) scope, duration, and significance of abuse, (6) risks to public health, (7) psychic or psychological dependence liability, and (8) whether marijuana is an immediate precursor of a substance already controlled under the CSA. The regulation would be subject to challenges and judicial review. The DEA is not under a required timeline to initiate and complete this process.
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

On May 21, 2024, the DEA published a proposed rule in the Federal Register by which it proposed to transfer marijuana from schedule I of the Controlled Substances Act to schedule III. The DEA stated that the re-scheduling would be “consistent with the view of the Department of Health and Human Services that marijuana has a currently accepted medical use as well as HHS’s views about marijuana’s abuse potential and level of physical or psychological dependence.” The DEA further stated that “[i]f the transfer to schedule III is finalized, the regulatory controls applicable to schedule III controlled substances would apply, as appropriate, along with existing marijuana-specific requirements and any additional controls that might be implemented, including those that might be implemented to meet U.S. treaty obligations. If marijuana is transferred to schedule III, the manufacture, distribution, dispensing, and possession of marijuana would remain subject to the applicable criminal prohibitions of the Controlled Substances Act. Any drugs containing a substance within the Controlled Substances Act’s definition of ‘marijuana’ would also remain subject to the applicable prohibitions in the Federal Food, Drug, and Cosmetic Act.” As part of the proposed rule, the DEA solicited public comments through July 22, 2024 and received over 40,000 comments for the DEA to consider as part of finalizing its policy. On August 29, 2024, the DEA announced in the Federal register that it would hold a hearing on December 2, 2024, with respect to the proposed rescheduling of marijuana from Schedule I to Schedule III under the CSA. The hearing was cancelled by the Administrative Law Judge (“ALJ”) assigned by the DEA in response to a request for an interlocutory appeal and, as a result, the ALJ stayed the process for at least three months. As a consequence, there is no definite timeline for a final decision regarding any potential rescheduling of marijuana under the CSA.
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
California Licenses
We, through our subsidiaries, currently hold Type 10 adult-use and medicinal retail licenses issued by the California Department of Cannabis Control for two adult-use dispensaries in California, of which one is currently operational under the Beyond Hello brand as an adult use store only.
In California, state and local medical and adult-use cannabis business licenses are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the DCC. While renewals are annual, there is no limit to the number of renewals a licensee may obtain. Assuming requisite renewal fees are paid, renewal applications are submitted in a timely manner, and the establishment has not been cited for material violations, renewal applicants can anticipate approval in the ordinary course of business. However, any unexpected denials, delays or costs associated with a licensing renewal could impede planned operations and may have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Illinois Licenses
We, through our subsidiaries, currently hold five cannabis dispensing organization licenses issued by the Illinois Department of Financial Regulation for five adult-use dispensaries in Illinois, all of which are currently operational under the Beyond Hello brand, and operate under the Beyond Hello brand. Two of the five operational adult-use dispensaries have co-located medical cannabis dispensing licenses issued by the Illinois Department of Financial Regulation.
All medical and adult-use dispensing organizations licensed by IDFPR hold registration certificates valid for a period of one year and subject to annual or biannual renewals after required fees are paid and the organization remains in good standing. Renewals are generally communicated by IDFPR within 90 days of a license’s expiration through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, our licensed subsidiaries would expect to receive the applicable renewed license in the ordinary course of business. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations and could have a material adverse effect on our business, financial condition, results of operations or prospects.
License and Regulations
Medical marijuana retail dispensary licenses permit our licensed subsidiaries to purchase cannabis and cannabis products from licensed cultivation/processing facilities and to sell cannabis and cannabis products to registered patients. The adult-use dispensing organization license permits our licensed subsidiaries to acquire cannabis from a licensed cultivation center, craft grower, processing organization, or another dispensary and to sell cannabis and cannabis products (and limited other items) to adult-use purchasers, registered medical cannabis patients and registered caregivers.
Our licensed subsidiaries must operate in accordance with the representations made in its license application materials, unless otherwise approved by the IDFPR. It must include its name on the packaging of any cannabis product it sells. All medical products must be obtained from an Illinois registered medical cultivation center, while all adult-use products must be obtained from a licensed adult-use cultivation center, craft grower, processing organization, or another dispensary. Our licensed subsidiaries must inspect and document (e.g., through the State of Illinois tracking system and in accordance with SOPs) all cannabis and cannabis products it acquires for resale. Any cannabis or cannabis products not properly packaged, labeled or inconsistent with State of Illinois tracking records must be rejected at the time of delivery. At all times, dispensing facilities must remain in compliance with all applicable building, fire, safety and land use laws, rules and regulations, and may not operate a drive through window or offer delivery services. Our licensed subsidiaries may only operate during state regulated approved hours (6 a.m. to 10 p.m., daily) and must ensure two or more employees are present during all operating hours.
Our licensed subsidiaries (all of which are dispensaries) must submit a list of all third-party vendors to the IDFPR and identify all service professionals that will work at the dispensary by name and set forth a description of the services such person will provide. No service professional may work in the dispensary until his or her name is provided to IDFPR and appears on the facility’s service professional list.
Our licensed subsidiaries may not produce or manufacture cannabis or cannabis products and may not permit on-site consumption at its facilities. Our licensed subsidiaries may only sell cannabis or cannabis products to consumers who present a valid medical cannabis registration identification card or valid government-issued photo identification (ID) evidencing the customer is 21 years of age or older. Our licensed subsidiaries must deal with all suppliers on the same terms and may not enter into an exclusive agreement with any supplier. Further, our licensed subsidiaries may not contract with, pay, or have a profit-sharing arrangement with third party groups involved in assisting individuals with finding a physician or completing the patient or participant application; nor may it pay a referral fee to a third-party group for sending it patients or participants. No more than 40% of its adult-use inventory may originate from a single supplier. Dispensing organizations are subject to inspections, with or without notice. Licensees are required to cooperate with such inspections and must make all records, plans, logs, reports and other operational documents available for inspection and copying upon request.
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
Storage and Security
Our licensed subsidiaries must store inventory on-site in a secured and restricted-access area and enter information into the State of Illinois’ tracking system as required by Illinois law and IDFPR rules. Any cannabis or cannabis products in an open or defective package, which have expired, or which we otherwise have reason to believe have been opened or tampered with must be segregated in secure storage until promptly and properly disposed of.
Dispensing facilities are also required to implement security measures designed to deter and prevent unauthorized entry into the facility (and restricted-access areas) and theft, loss or diversion of cannabis or cannabis products. In this respect, dispensing facilities must maintain a commercial grade alarm and surveillance system installed by an Illinois licensed private alarm contractor or private alarm contractor agency. Our licensed subsidiaries must also implement various security measures, as required by law, rule regulation or SOPs, designed to protect the premises, customers and dispensing organization agents (employees).
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
Effective January 8, 2021, the CCC repealed certain regulations applicable to co-located medical and adult use facilities and incorporated them into the adult use regulations at 935 CMR 500.00 and the medical regulations at 935 CMR 501.000, as part of an overall update of both sets of regulations. The updated regulations also included the following significant changes: (1) permitting Marijuana “Courier” Licensees to deliver directly to consumers from the premises of licensed marijuana retailer establishments and Marijuana Delivery Operators to purchase wholesale marijuana products directly from marijuana cultivation and product manufacturer establishments and deliver the products directly to consumers from the Delivery Operator’s warehouse location. Both Marijuana Courier and Marijuana Delivery Operator Licensees are reserved for at least 36 months for companies majority-owned and controlled by certain classes of certified Economic Empowerment or Social Equity applicants; (2) permitting Personal Caregivers to be registered to care for more than one – and up to five – Registered Qualifying Patients at one time; and (3) permitting non-Massachusetts residents receiving end-of-life or palliative care or cancer treatment in Massachusetts to become Registered Qualifying Patients. Effective October 2023, the CCC promulgated new regulations increasing the CCC’s authority over the “host community agreement” process by which marijuana businesses enter a contract with a host community. The CCC’s regulations are intended to standardize host community agreements and prohibit certain provisions that do not comply with Massachusetts law.
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
Nevada Licenses
We, through our subsidiaries, currently hold adult-use and medical licenses issued by the Nevada Cannabis Control Board for, and we currently operate, four dispensaries Nevada, three of which are currently operational under the Nuleaf™ brand and one of which is currently operational under the Beyond Hello brand. We also currently hold adult-use and medical cultivation licenses issued by the Nevada Cannabis Control Board for, and currently operate, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as adult-use and medical production licenses issued by the Nevada Cannabis Control Board, and currently operate, a 13,000 sq. ft. processing facility in Reno, Nevada.
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
The following three state government agencies were originally responsible for the oversight of the MMCP: (i) the Ohio Department of Commerce is responsible for overseeing medical marijuana cultivators, processors and testing laboratories; (ii) the State of Ohio Board of Pharmacy (“OBOP”) is responsible for overseeing medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana and coordinating the Medical Marijuana Advisory Committee; and (iii) the State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended. Currently, the three agencies jointly administer Ohio’s regulations under the auspices of the MMCP; however, as of January 1, 2024, responsibility for oversight of medical and adult-use marijuana licensing and related oversight, other than physician oversight, has been consolidated within the ODCC.
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
On November 7, 2023, Ohio voters approved a ballot measure that would legalize adult use marijuana. As presented to Ohio voters, the ballot measure would permit adults 21 and older to buy and possess up to 2.5 ounces of cannabis and grow cannabis plants at home. As a statute passed by ballot measure, the measure is subject to amendment by the Ohio legislature. In June 2024, the ODCC began accepting applications from existing medical cultivators, retailers, and processors to apply for dual-use licenses under the adult use program. Further, in July 2024, the ODCC began accepting applications from certain existing medical cultivators and retailers, as applicable, to apply for additional adult-use or dual-use dispensaries throughout the state (“10(B) Dispensary License”), the process of which is currently ongoing. Ohio’s adult use statute permits localities to enact ordinances that prohibit or limit the operation of adult use cannabis businesses, and over sixty localities have done so as of the date of this Form 10-K.
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

Ohio Licenses
We, through our subsidiaries, currently hold a dual-use (medical and non-medical marijuana) dispensary license issued by the ODCC for, and we currently operate, one medical and adult-use dispensary under the Beyond Hello brand in Ohio. We, through our subsidiaries, also have a 10(B) Dispensary License to operate an additional dual-use dispensary under the Beyond Hello brand in Ohio, the application process for which is currently ongoing. Additionally, we, through our subsidiaries, recently entered into two agreements pursuant to which we’ll acquire (subject to obtaining all required regulatory approvals and the satisfaction or waiver of all conditions precedent to closing), two dual-use (medical and non-medical cannabis) dispensary license issued by the ODCC for one medical and adult-use dispensary in Ohio and two associated 10(B) Dispensary License to operate an additional dual-use dispensary, all of which are expected to ultimately be operated under the Beyond Hello brand in Ohio. We, through our subsidiaries, also currently hold a dual-use cultivator level II license at, and currently operate, a 10,000 sq. ft. cultivation facility in Toledo, Ohio. We, through our subsidiaries, also currently hold a dual-use processor license at, and currently operate, a 7,000 sq. ft. processor facility in Columbus, Ohio.
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
Reporting Requirements
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
Pennsylvania Licenses
We, through our subsidiaries, currently hold six medical marijuana dispensary permits issued by the Pennsylvania Department of Health allowing for eighteen medical dispensaries in Pennsylvania, seventeen of which are currently operational under the Beyond Hello brand, and one of which is currently being relocated within its permit’s geographical region. We also currently hold a medical marijuana grower-processor permit issued by the Pennsylvania Department of Health allowing for, and currently operate, a 123,000 sq. ft. cannabis cultivation and processing facility in Scranton, Pennsylvania, through our subsidiary Pennsylvania Medical Solutions, LLC.
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
In 2017, Virginia commenced a program that allows registered patients to access and use cannabis oil. The enabling legislation also authorized the Commonwealth to issue 5 pharmaceutical processor licenses that allow the holder thereof to cultivate, manufacture and dispense medical cannabis from a single location. Pharmaceutical processor licenses are issued by the Virginia Board of Pharmacy (the “VA BOP”) on a regional (restricted) based such that only one licensee is permitted to operate in each of 5 defined Health Service Areas across the Commonwealth. In 2018, the Commonwealth expanded the program to allow eligible practitioners to recommend medical cannabis to patients suffering from any diseases or conditions. Additionally, the law required information about dispensed oils to be reported in the Prescription Monitoring Program (“PMP”) and mandated that practitioners check the PMP prior to issuing patient certifications. In March 2020, the Commonwealth further expanded the medical marijuana program by authorizing licensees to add 5 off-site dispensing locations within their Health Service Area, replacing definitions of CBD oil and THC-A oil with a single definition of “cannabis oil,” and removing certain restrictions applicable to oil potency. The March 2020 legislation became effective on July 1, 2020, and a subset of the regulations implementing the March 2020 legislation became effective on September 30, 2020, with the remaining provisions taking effect on February 8, 2021.
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

In 2023, bills designed to improve operational efficiency and to transition the medical cannabis program to a new regulating body, the Cannabis Control Authority (“VA CCA”) passed. Regulations implementing 2023 legislation were approved by VA CCA’s Board in September 2023, which regulations became effective on January 1, 2024 when VA CCA formally took over regulatory control of the medical cannabis program.
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
Virginia Licenses
We, through our subsidiaries, currently hold one pharmaceutical processor permit and five cannabis dispensing facility permits, each issued by the VA CCA, collectively allowing for, and we currently operate, six medical dispensaries under the Beyond Hello brand in Virginia. The aforementioned pharmaceutical processor permit issued by the Virginia Board of Pharmacy further entitles us to, and currently operate, a 93,000 sq. ft. cannabis cultivation and processing facility in Manassas, Virginia, through our subsidiary Dalitso LLC.
License and Regulations
Pharmaceutical processors are required to designate a “Pharmacist in Charge” to manage their operation, and to have a supervising pharmacist on duty during all hours of operation. Numerous tasks that involve handling cannabis oil must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling oils, removing oils from inventory, measuring oils for dispensing, and selling oils. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 6-to-1 (prior to recent legislative changes, the ratio was 4-to-1). The VA CCA has also imposed certain educational requirements cultivation and manufacturing processes, as well as significant employee training, both upon hire and on a regular, continuous basis thereafter.
A pharmaceutical processor must operate for a minimum of 35 hours per week. Access to the facility is limited to employees performing their job duties (who must display ID badges) and patients (and their parents or guardians). Pharmacists are required to counsel registered patients (and parents/legal guardians as applicable) about medical cannabis products, including (but not limited to) proper use and storage.
As a general matter, the VA CCA prohibits use of pesticides in cultivation (with some exception) and mandates that extraction methods meet industry standards. All medical cannabis products must be branded, tested, and registered with the VA CCA before they can be dispensed. Medical cannabis products must be packaged in child-resistant containers (with limited exceptions), properly labeled, and tested (at the batch level) by qualified independent laboratories. In the course of dispensing operations, a pharmacist or pharmacy technician must check patient identification and certification before dispensing any medical cannabis product(s) and detailed records about all dispensing transactions (along with other records) must be maintained for a period of not less than 3 years, and the licensee must implement a stringent quality assurance program designed to prevent dispensing errors. Expired, damaged or otherwise waste cannabis plant material and products must be stored in a secure manner until properly destroyed.
Reporting Requirements
Pharmaceutical processors are required to maintain an electronic tracking system comprised of an electronic radio-frequency identification seed-to-sale system capable of tracking cannabis from either the seed or immature plant stage until the cannabis oils are sold to a registered patient, parent, or legal guardian or until the cannabis, including the seeds, parts of plants, and extracts, are destroyed. The electronic tracking system shall include, at a minimum, a central inventory management system and standard and ad hoc reporting functions as required by the VA CCA (and must otherwise satisfy recordkeeping laws, rules and regulations).
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
Storage and Security
Pharmaceutical processors are subject to a number of inventory and security requirements under Virginia law and VA CCA regulations. For example, they must: conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct weekly inventory reviews; and prepare an annual inventory report (inventory records must be made available to the VA CCA and its agents for inspection and copying). All parts of the cannabis plant and medical cannabis products (whether finished or in process) must be stored in a locked and secured vault or safe with appropriate access limitations and the pharmaceutical processor must maintain a sophisticated security system that satisfies VA CCA mandated criteria. Cannabis and cannabis products must be stored in a generally clean, sanitary, and secure area, and storage areas and related procedures are subject to a number of VA CCA requirements. Pharmaceutical processors must install and maintain a video surveillance system that captures all areas where cannabis and cannabis products (whether finished or in process) are handled or stored. Surveillance recordings must be stored for 30 days and made available for the VA CCA’s immediate review upon request. All security breaches or other events must be promptly reported to the VA CCA.
Site-Visits & Inspections
At all times, pharmaceutical processing facilities are subject to inspection by the VA CCA and certain other authorized agencies, and pharmacists and pharmacy technicians on-site must be prepared to present their current license or registration to the VA CCA or its agencies during inspections.
Compliance
With the oversight and under the direction of the VP of Compliance, the Company’s legal department oversees, maintains, and implements a compliance program in conjunction with its operations in each jurisdiction. In addition to the Company’s legal and compliance departments, the Company has local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which it operates. Together with on-site management in each jurisdiction, the Company’s legal and compliance departments are responsible for ensuring operations and employees strictly comply with applicable laws, regulations, and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Company designates a duly qualified and experienced manager at each location who is responsible to coordinate with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with the Company’s written security procedures and all regulatory compliance standards.
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
Human Capital Resources
As of December 31, 2024, we had 1,234 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital.
Our employees are split across the Company as follows:

Corporate	115
Retail	659
Manufacturing	460
Total:	1,234
As of December 31, 2024, approximately 26 employees who work in our Sauget, Illinois dispensary are eligible to be covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 881 once negotiations of such agreements are concluded.
As of December 31, 2024, approximately 180 employees who work in our Scranton, Pennsylvania cultivation and processing facility and approximately 44 employees who work in our Bethlehem, Dickson City and Stroudsburg, Pennsylvania dispensaries are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 1776KS.
We did not experience any union work stoppages in 2024 and we consider our relationship with our employees to be good.

Available Information
We maintain a website at http://www.jushico.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all filed exhibits and amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed, with or furnished to, the SEC. The information provided on our website is not part of this document. You may find our filings on the SEC’s website at www.sec.gov. Additional information relating to the Company is also available under the Company’s profile under SEDAR at www.sedar.com.
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
Risks Related to Our Business and Industry
•The cannabis industry is relatively new, and we face risks due to such immaturity and limited comparable, competitive or established industry best practices.
•Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.
•Our success will depend, in part, on our ability to grow our business, which may be through acquiring other companies or technologies which each includes inherent risks.
•If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.
•We have a history of losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to sustain profitability.
•The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the U.S.
•We expect to be subject to taxation in both Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.
•We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
•We are subject to risks related to growing an agricultural product.
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
•We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, which may subject us to investigations and actions, and our reputation and ability to do business may be negatively impacted by the improper conduct of our business partners, employees or agents.
•We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
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
•Government inquiries and investigations could harm our business or reputation.
•We are constrained by law in our ability to market our products in the jurisdictions in which we operate.
•Anti-Money Laundering Laws in the U.S. may limit access to funds from banks and other financial institutions.
•We are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations, have a higher risk of IRS Audits and may not be successful in defending our tax filing positions.
•The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
•Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.
•We could be materially adversely impacted due to restrictions under U.S. border entry laws.
•Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.
•As a cannabis company, we may be subject to heightened scrutiny in Canada and the U.S. that could materially adversely impact the liquidity of the Subordinate Voting Shares.
•We may not have access to U.S. bankruptcy protections available to non-cannabis businesses.
•There is doubt regarding our ability to enforce contracts.
•We are subject to limits on our ability to own the licenses necessary to operate our business, which will adversely affect our ability to grow our business and market share in certain states.
•We may not be able to adequately protect our intellectual property.
•Our property is subject to risk of civil asset forfeiture.
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
•Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

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
As a relatively new industry constrained by varying state regulations, there are not many established operators in the medical and adult use cannabis industry whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.
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
We have a history of losses and negative cash flow from operations, and we expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations and may not be able to sustain profitability.
Although we reported net income from operations and positive cash flow from operating activities for the year ended December 31, 2024, we have a history of losses from operations and negative cash flow from operating activities and may incur losses and negative operating cash flow in the future. We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be more costly than expected, and we may not be able to increase our revenue enough to offset these higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the market price of our securities may significantly decrease.
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
We are a holding company and essentially all of our assets are the capital stock of our subsidiaries. We currently conduct substantially all of our business through our subsidiaries, which currently generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future growth opportunities are largely dependent on the earnings of our subsidiaries and the distribution of those earnings to Jushi Holdings Inc. The ability of our subsidiaries to pay dividends and other distributions will depend on those subsidiaries’ operating results and will be subject to applicable laws and regulations that require solvency and capital standards be maintained by a subsidiary company and contractual restrictions contained in the instruments governing any current or future indebtedness of our subsidiaries. In the event of a bankruptcy, liquidation or reorganization of our subsidiaries, holders of indebtedness and trade creditors of that subsidiary may be entitled to payment of their claims from that subsidiary’s assets before we or our shareholders would be entitled to any payment or residual assets.
We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
We face competition from companies that may have greater capitalization, greater access to public equity markets, longer operating histories and more manufacturing, retail and marketing experience than us. As we execute our growth strategy, operators in markets we enter in the future will become direct competitors, and we are likely to face intense competition from these companies. In markets we are already operating in, we are likely to continue to face increasing competition from our competitors. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.
If the number of users of adult-use and medical marijuana in the U.S. increases, the demand for products will increase. Consequently, we expect that competition will become more intense as current and future competitors will likely begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will require a continued investment in research and development, marketing, sales and client support. We may not have the necessary resources to maintain sufficient levels of investment in research and development, marketing, sales and client support efforts to remain competitive, which could materially and adversely affect our business, financial condition and results of operations.
The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and the formation of strategic relationships. Acquisitions of third parties by our competitors or other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on prices for our products and services, which could result in impairment of our asset values and negatively impact our profitability.
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
Our business involves the growing of cannabis, an agricultural product. Such business is subject to the risks inherent in the agricultural business, such as losses due to infestation by insects or plant diseases, natural disasters and similar agricultural risks. Although much of our growing is expected to be completed indoors, there can be no assurance that natural elements will not have a material adverse effect on our future production.
We are highly dependent on certain key personnel.
We depend on key managerial personnel, including James Cacioppo, our Chief Executive Officer and Chairman, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.
We face inherent risks of liability claims related to the use of our products.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products cause or are alleged to have caused significant loss or injury. Although we have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that we purchase from third party licensed producers, caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption and use of cannabis products alone or in combination with other medications or substances could occur. In addition, the manufacture and sale of cannabis products involves risk of injury to consumers due to tampering by unauthorized third parties or product contamination. A product liability claim or regulatory action against us, whether or not successful, could result in materially increased costs, adversely affect our reputation with our clients and consumers generally, and have a material adverse effect on our results of operations and financial condition.
We may become a party to litigation in the ordinary course of business.
We may become a party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation be brought against us, such litigation could result in substantial cost to the Company and could divert management’s time and attention away from day-to-day operations which could have an adverse effect on our results of operations and financial condition. In addition, should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Subordinate Voting Shares.
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
The cannabis industry is in its early stages of development and it is likely that we, and our competitors, will seek to introduce new products in the future. We may not be successful in developing desirable and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business and results of operations.

Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of medical marijuana distributed to those consumers and or marijuana generally. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.
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
Given the nature of our product and its limited legal availability, we are at significant risk of theft at our facilities. We implement security measures to counteract this threat, but there is no guarantee that these measures will be sufficient. A breach of our security measures at one of our facilities could result in the loss of significant amounts of assets and/or cash, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our products.
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
A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach could expose us to additional liability and to potentially costly litigation and such theft or privacy breach would have a material adverse effect on our business, financial condition, reputation and results of operations.
Our operations depend and will depend, in part, on how well we and our third-party vendors protect our networks, equipment, information technology (“IT”) systems and software against damage from a number of threats, including, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend and will continue to depend on our and our third-party vendors timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.
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
Our reputation and ability to do business may be negatively impacted by the improper conduct of our business partners, employees or agents.
In California and Illinois, we depend solely on third-party suppliers for products. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers. Any improper acts by any third party we rely on for production or shipping could have an adverse effect on our business.
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
For instance, in 2022 and 2023 we became aware that we were subject to what we believe were two phishing attacks which resulted in payments being made to individuals pretending to be legitimate vendors. No such attacks occurred in 2024. Although these attacks were not material, such losses in the future could have a material adverse effect on our business operations, cash flows and financial condition.
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
We have a substantial level of indebtedness that requires us to comply with restrictions and covenants, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. The terms of our indebtedness may also impair our ability to respond to changing business and economic conditions and may seriously harm our business.
We had $180.0 million of indebtedness, as of December 31, 2024, excluding $21.5 million of debt that is subject to indemnity claims in favor of the Company. We have incurred significant indebtedness under our Senior Secured Credit Agreement (the “Term Loans”), our 12% second lien notes (the “Second Lien Notes”) and certain acquisition-related promissory notes to fund working capital and other cash needs and to fund acquisitions. We expect to incur additional indebtedness in the future.
Our debt service cost for the Term Loan is approximately $1.5 million per calendar quarter and our debt service cost for the Second Lien Notes is approximately $2.4 million per calendar quarter. The Term Loan and the Second Lien Notes are secured by all material assets and owned equity of the Company and certain of its wholly-owned direct and indirect subsidiaries, subject to certain exclusions including cannabis, cannabis-related, hemp and hemp-related permits and licenses, inventory, and assets and equity interests that cannot be collateralized pursuant to law or contractual obligation.
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
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2024, approximately 250 of our employees are covered/eligible to be covered by collective bargaining agreements with labor unions, and it is possible that employees in certain other facilities or dispensaries will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
Reliance on Third-Party Suppliers, Manufacturers and Contractors; Reliance on Key Inputs.
Our business is dependent on a number of key inputs from third-parties and their related costs, including raw materials and supplies related to our cultivation and manufacturing operations, as well as electricity, water and other local utilities. Due to the uncertain regulatory landscape for regulating cannabis in the U.S., our third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs from third-parties could materially impact our business, financial condition and operating results of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers in the future. If we become reliant upon a sole source supplier and that supplier was to go out of business or suspend services, we might be unable to find a replacement for such source in a timely manner or at all. Similarly, if any future sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Additionally, any supplier could at any time suspend or withdraw services. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.
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
On May 21, 2024, the DEA published a proposed rule in the Federal register by which it proposed to transfer marijuana from Schedule I of the Controlled Substances Act to Schedule III. The DEA stated that the re-scheduling would be “consistent with the view of the Department of Health and Human Services that marijuana has a currently accepted medical use as well as HHS’s views about marijuana’s abuse potential and level of physical or psychological dependence.” The DEA further stated that “if the transfer to Schedule III is finalized, the regulatory controls applicable to Schedule III controlled substances would apply, as appropriate, along with existing marijuana-specific requirements and any additional controls that might be implemented, including those that might be implemented to meet U.S. treaty obligations. If marijuana is transferred to Schedule III, the manufacture, distribution, dispensing, and possession of marijuana would remain subject to the applicable criminal prohibitions of the Controlled Substances Act. Any drugs containing a substance within the Controlled Substances Act’s definition of ‘marijuana’ would also remain subject to the applicable prohibitions in the Federal Food, Drug, and Cosmetic Act.” As part of the proposed rule, the DEA solicited public comments through July 22, 2024. The proposed rule received over 40,000 comments, which the DEA must consider as part of finalizing its policy.
On August 29, 2024, the DEA announced in the Federal register that it would be holding a hearing on December 2, 2024, during which procedural and scheduling matters were addressed. Merits-based hearings began on January 1, 2025, with testimony from government witnesses. Twenty-five parties allegedly aggrieved by the proposed rescheduling rule selected by the DEA Administrator are currently scheduled to give testimony between January 22, 2025, and March 6, 2025. Concurrently, at least two federal lawsuits alleging impropriety by DEA in connection with the rescheduling have been filed to date. It is currently unclear whether or to what extent litigation will interrupt or delay the administrative hearing process. For these reasons, mid-March 2025 is likely the earliest rescheduling could be completed, and it is possible the process could remain ongoing for a considerably longer period of time.
While the directive could result in the decriminalization of marijuana for medical and adult-use by descheduling or rescheduling marijuana, there are no assurances if or when there could be any change in the regulation of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
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
Under Section 280E of the Code “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the United States Internal Revenue Service (the “IRS”) to cannabis operations, prohibiting companies engaged in such operations from deducting expenses directly associated with the sale of cannabis. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E of the Code and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result of Section 280E of the Code, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.
We are subject to tax audits by various tax authorities in multiple jurisdictions.
We are subject to audit and examination by U.S. federal, state and foreign jurisdiction tax authorities. Our income tax returns are based on calculations and assumptions that require significant judgment. We regularly assess the potential outcomes of examinations and audits by tax authorities in determining the adequacy of our provision for income taxes. Additionally, we believe that there is a higher risk that the IRS will scrutinize closely the U.S. federal tax returns of cannabis-related businesses and/or businesses who defer estimated tax payments. Non-payment, assessments or disallowance of our tax positions by taxing authorities can result in the imposition of additional taxes, asset liens, forfeitures, penalties, interest and other obligations, as well as increased accounting and legal expenses, which could be material and adversely affect our financial condition and results of operations.

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
If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-classified to a lower schedule, the resulting re-classification would result in the need for approval by the FDA if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the U.S. Drug Enforcement Administration (the “DEA”). In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
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
Disruptions and volatility in U.S. and global financial markets, inflation, high interest rates, recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations could be affected should a recession occur or inflation, the unemployment level or interest rates reach levels that influence consumer trends and spending and, consequently, impact our sales volume, pricing, cost of goods and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to increase or reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of a recession or other disruptions in the U.S. credit and financial markets and adverse U.S. and global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.
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
In Massachusetts and certain states we operate in, the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.
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
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of February 28, 2025, we have an aggregate of 196,696,597 Subordinate Voting Shares issued and outstanding (excluding securities convertible into or exercisable for Subordinate Voting Shares). A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business or our market, our share price and trading volume could decline.
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
We are an “emerging growth company” and a “smaller reporting company” and will be able take advantage of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our Subordinate Voting Shares less attractive to investors.
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
We are permitted and intend to take advantage of these reporting exemptions described above until we are no longer an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company so long as either (i) the market value of shares of our common stock (i.e. our Subordinate Voting Shares) held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock (i.e. our Subordinate Voting Shares) held by non-affiliates is less than $700 million. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. If we are a smaller reporting company at the time we cease to be an emerging growth company, we are permitted and may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation.

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
Our cybersecurity risk management program is part of and integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Members of our cybersecurity team collaborate with employees and management across our organization on an ongoing basis to assess and refine our cybersecurity processes, and we conduct cybersecurity awareness training of our employees, incident response personnel, and senior management. Our cybersecurity risk management program includes an incident response plan, which includes procedures for responding to cybersecurity incidents.
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

As of December 31, 2024, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information about our cybersecurity related risks (including as a result of any prior cybersecurity incidents), see Part 1, Item 1A, Risk Factors under the risk titled “We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
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
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes technical and managerial expertise, enabling them to proficiently design, engineer, and oversee the organization’s overall security stance. Their capabilities encompass a wide range of skills, including experience in security and risk management, vulnerability management, as well as backgrounds in network security and operations, and security architecture.
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

Item 2. Properties
Our corporate headquarters are located in Boca Raton, Florida. The following table sets forth the Company’s principal cultivation and processing properties as of December 31, 2024.

Production Properties
Description	Location	Leased / Owned
Columbus Facility	Columbus, OH	Leased
Lakeville Facility	Lakeville, MA	Leased
Manassas Facility	Manassas, VA	Owned
Reno Facility	Reno, NV	Leased
Scranton Facility	Scranton, PA	Leased
Sparks Facility	Sparks, NV	Leased
Toledo Facility	Toledo, OH	Owned

As of December 31, 2024, we operated thirty-eight cannabis dispensaries located in California (one), Illinois (five), Massachusetts (two), Nevada (four), Ohio (three, which includes two co-located medical and adult-use dispensaries which we operate pursuant to management services agreements), Pennsylvania (seventeen) and Virginia (six).
Most of our locations are leased from third parties, which have expiration dates between 2025 and 2043. We believe that our facilities and expansion plans are adequate for our current and anticipated needs.
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
Shareholders
As of February 28, 2025, there are 224 holders of record of our Subordinate Voting Shares.
Dividends
We have not declared dividends or distributions on Subordinate Voting Shares in the past. In addition, among other things, the Trust Indenture governing the Term Loan and Second Lien Notes (each as defined and described in more detail in Note 10 - Debt of our financial statements included in this Annual Report on Form 10-K) limit our ability to declare or pay dividends or make certain other payments. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of dividends (including the Term Loan and Second Lien Notes) and any other factors that the board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total shareholder return on Jushi Holdings Inc. Subordinate Voting Shares for the five years ended December 31, 2024, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 31, 2019. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Jushi Holdings Inc.
Russell 2000
Peer Group
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
ASSUMES $100 INVESTED ON JUN. 31, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2024

Below are the specific companies included in the peer group.

•Trulieve Cannabis Corp.	•TerrAscend Corp.	•Verano Holdings Corp.
•MariMed Inc.	•Ascend Wellness Holdings, Inc.	•Cresco Labs Inc.
•Curaleaf Holdings, Inc.	•Green Thumb Industries Inc.	•4Front Ventures Corp.
Recent Sales of Unregistered Securities
None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 (the “Annual Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. The Annual Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”), and all amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.
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
The cannabis industry is subject to significant competition and pricing pressures, which is often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods. For further discussion on the impact of asset impairments during the years ended December 31, 2024 and 2023, refer to Note 7 - Goodwill and Other Intangible Assets of our Annual Financial Statements.
Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)
The following represents our recent developments since the filing of our Form 10-Q for the quarterly period ended September 30, 2024, which was filed on November 7, 2024. For information on our developments in the earlier part of 2024, also refer to (i) Form 10-Q for the quarterly period ended June 30, 2024, which was filed on August 7, 2024 and (ii) Form 10-Q for the quarterly period ended March 31, 2024, which was filed on May 9, 2024. The Form 10-Qs may also be accessed on SEDAR.

Second Lien Notes
On February 25, 2025, we issued US$3,719 principal amount of 12% second lien notes due 2026 (“Second Lien Notes”) and C$2,000 principal amount of Second Lien Notes. The issuances of the Second Lien Notes were also accompanied by detached warrants to purchase the Company’s subordinate voting shares, no par value per share, in a private placement. An entity affiliated with our Chief Executive Officer was issued US$3,719 principal amount of United States dollar denominated Second Lien Notes, for a purchase price of US$3,347 and received up to 6,198,333 warrants. A significant investor also subscribed for C$2,000 principal amount of Canadian dollar denominated Second Lien Notes, for a purchase price of C$1,800 and received up to 2,346,333 warrants.
Employee Retention Credit (“ERC”) Claims
On February 11, 2025, we executed an agreement with an unrelated third party to factor certain ERC claims amounting to $5,978 at a discount rate of 15%, and received $5,081 in net cash proceeds on February 14, 2025. We are also entitled to receive a portion of any interest paid on our respective ERC claims through the transaction date. The execution of this agreement was a recognizable subsequent event to the year ended December 31, 2024, in accordance with Topic ASC 855, Subsequent Events. Refer to Note 4 - Prepaid Expenses and Other Current Assets of our Annual Financial Statements included in this Annual Report on Form 10-K for more information.
Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
REVENUE, NET	$257,525	100%	$269,445	100%	$(11,920)
COST OF GOODS SOLD	(139,222)	54%	(153,217)	57%	13,995
GROSS PROFIT	118,303	46%	116,228	43%	2,075

OPERATING EXPENSES
Selling, general and administrative	107,008	42%	110,472	41%	(3,464)
Asset impairments	432	—%	8,574	3%	(8,142)
Total operating expenses	107,440	42%	119,046	44%	(11,606)

INCOME (LOSS) FROM OPERATIONS	10,863	4%	(2,818)	(1)%	13,681

OTHER INCOME (EXPENSE):
Interest expense, net	(37,425)	(15)%	(36,966)	(14)%	(459)
Fair value gain on derivative warrants	6,275	2%	9,589	4%	(3,314)
Other, net	3,140	1%	(3,101)	(1)%	6,241
Total other income (expense), net	(28,010)	(11)%	(30,478)	(11)%	2,468

LOSS BEFORE INCOME TAX	(17,147)	(7)%	(33,296)	(12)%	16,149
Income tax expense	(31,630)	(12)%	(31,806)	(12)%	176
NET LOSS	$(48,777)	(19)%	$(65,102)	(24)%	$16,325
LOSS PER SHARE - BASIC AND DILUTED	$(0.25)		$(0.33)		$0.08
Weighted average shares outstanding - basic and diluted	195,158,282		194,770,212		388,070

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Retail cannabis	$227,930	$239,351	$(11,421)	(5)%
Wholesale cannabis	29,595	30,094	(499)	(2)%
Total revenue, net	$257,525	$269,445	$(11,920)	(4)%
Revenue, net was $257,525, compared to $269,445, a decrease of $11,920, or 4%.
Retail revenue decreased $11,421 primarily due to:
•A decline in sales in Illinois of $7,357 - while the number of units sold remained consistent, the average price per unit declined as a result of continued pricing pressures due to the neighboring state of Missouri moving to recreational use, as well as increased competition with competitors opening new stores in our markets;
•A decline in sales in Massachusetts of $2,753 - while the number of units sold increased approximately 5%, the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Nevada of $3,781 - the number of units sold decreased by approximately 5% which was driven by increased competition and price compression; and
•A decline in sales in Pennsylvania of $7,014 - while the average price per unit remained stable, the number of units sold decreased by approximately 6% which was driven by increased competition.
These declines were partially offset by an increase in sales in Virginia of $7,184 primarily due to the opening of one new store in August 2023, and an increase in sales in Ohio of $3,493 due to the transition to adult-use during the current year. Additionally in Ohio, beginning in Q4 2024, we consolidated two co-located medical and adult-use dispensaries as a result of our gaining control through management services agreement we entered into. Including these two co-located medical and adult-use dispensaries in Ohio, we ended 2024 with thirty-eight operating dispensaries in seven states, as compared to thirty-four in seven states at the end of 2023.
Wholesale revenue decreased $499. The decrease is primarily attributable to $3,324 decline in wholesale revenue in Massachusetts, $1,003 decline in Nevada and $1,004 decline in Pennsylvania due to continued competition and product availability to sell to third parties through our wholesale channel. These decreases were partially offset by wholesale revenue growth in Virginia of $4,336 as the cultivation and processing facility in Virginia matured and had more products available for sale to third parties.
Gross Profit
Gross profit was $118,303 compared to $116,228, an increase of $2,075, or 2%. Gross profit margin increased to 46% compared to 43%. The increase in gross profit and gross profit margin was driven by efficiencies at our cultivation and processing facilities which enabled us to reduce costs, partially offset by additional expenses in Ohio, including inventory write downs, as we ramp up our facilities in Ohio to support the transition to adult-use. In our retail channel, gross profit declined due to lower sales; however, gross profit margin improved 46 basis points as a result of increased sell-through of Jushi branded products at our retail stores. Jushi branded product sales as a percentage of total retail revenue were 55% across the Company’s five vertical markets compared to 50% in the prior year.

Operating Expenses
Operating expenses were $107,440 compared to $119,046, a decrease of $11,606, or 10%. The following table presents information on our operating expenses for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Salaries, wages and employee related expenses	$56,443	$56,483	$(40)	—%
Depreciation and amortization expense	15,459	10,656	4,803	45%
Rent and related expenses	11,673	11,789	(116)	(1)%
Professional fees and legal expenses	6,744	7,732	(988)	(13)%
Share-based compensation expense	4,222	8,092	(3,870)	(48)%
Goodwill impairment	—	7,329	(7,329)	(100)%
Indefinite-lived intangible asset impairment	—	845	(845)	(100)%
Tangible long-lived asset impairment	432	400	32	8%
Other expenses (1)	12,467	15,720	(3,253)	(21)%
Total operating expenses	$107,440	$119,046	$(11,606)	(10)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and application fees, software and technology costs, travel, gain/loss on lease terminations, gain/loss on asset disposals, entertainment and conferences and other.
The decline in total operating expenses were due to: (i) impairment charges in 2023 primarily relating to goodwill in Nevada which was impaired due to lower than expected operating results; (ii) lower share-based compensation expense which reflects lower value of share-based compensation granted as well as forfeitures, and; (iii) lower expenses relating to administrative fees and software and technology costs. The decline in total operating expenses was partially offset by an increase in depreciation and amortization expense due to the expansion of our retail operations which resulted in certain fixed assets being placed into service, as well as amortization of our business licenses which commenced during the second quarter of 2024, as we concluded that our business licenses no longer have indefinite useful lives.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $37,425 compared to $36,966, an increase of $459, or 1%.
Fair Value Gain on Derivatives
Fair value gain on derivatives was $6,275 compared to $9,589. Fair value gain on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net, was an income of $3,140 compared to an expense of $3,101, a change of $6,241. The current year primarily includes $1,896 gain on the deconsolidation of Jushi Europe, $1,529 foreign exchange gains, and $400 reversal of legal claim accruals no longer required, partially offset by $2,098 indemnification asset adjustment related to acquisitions made in prior years. The prior year primarily includes $1,292 indemnification asset adjustment related to acquisitions made in prior years, $777 loss on investment, and $545 foreign exchange gains.
Income Tax Expense
Total income tax expense was $31,630 compared to $31,806, a decrease of $176, or 1%.

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
Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP Measures)
Adjusted EBITDA for the years ended December 31, 2024 and 2023, was $46,177 and $40,768, respectively, resulting in an increase of $5,409 or 13%. The increase in Adjusted EBITDA was primarily due to the benefit of operating efficiencies at our cultivation and processing facilities, and lower operating expenses relating to professional fees, administrative expenses, software and technology cost.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
NET LOSS	$(48,777)	$(65,102)
Income tax expense	31,630	31,806
Interest expense, net	37,425	36,966
Depreciation and amortization (1)	29,889	26,588
EBITDA (Non-GAAP)	50,167	30,258
Non-cash share-based compensation	4,222	8,092
Fair value changes in derivatives	(6,275)	(9,589)
Indefinite-lived intangible asset impairment	—	845
Goodwill impairment	—	7,329
Tangible long-lived asset impairment	432	400
Gain on debt extinguishments	362	—
Other (income) expense, net (2)(3)	(2,731)	3,129
Inventory-related adjustments (4)	—	285
Transaction costs	—	19
Adjusted EBITDA (Non-GAAP) (3)	$46,177	$40,768

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
(2)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; (iii) losses (gains) on lease terminations; (iv) losses (gains) on asset disposals; (v) foreign exchange losses (gains); (vi) indemnification asset adjustments related to acquisitions; (vii) severance costs; and (viii) gain on deconsolidation of Jushi Europe.

(3)	The sum of the four quarters in 2023 will not add to the year to date amounts due to an overstatement of $503 add back relating to net foreign exchange losses.
(4)	Includes inventory recall write-offs.
Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $21,346 as of December 31, 2024.
The major components of our statements of cash flows for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Net cash flows provided by (used in) operating activities	$21,569	$(3,318)
Net cash flows used in investing activities	(7,067)	(6,392)
Net cash flows (used in) provided by financing activities	(24,461)	13,869
Net change in cash, cash equivalents and restricted cash	$(9,959)	$4,159
Operating activities
Cash provided by operations was $21,569, as compared to cash used in operations of $3,318. The change to cash provided by operating activities in the current year compared to cash used in operating activities in the prior year was primarily due to improved operating results, as well as an improvement in cash flow from working capital.

Investing activities
Net cash used in investing activities was $7,067 compared to $6,392. The current year includes $4,708 for the payments of property, plant and equipment for use in our operations and $5,207 for payments primarily related to the acquisition of additional licenses in Ohio, which were partially offset by $2,848 in proceeds from sale of non-core assets. The prior year includes $10,743 for the payments of property, plant and equipment for use in our operations partially offset by $4,351 in proceeds from sale of non-core assets.
Financing activities
Net cash used in financing activities was $24,461 compared to net cash provided by financing activities of $13,869. In July 2024, we refinanced our Senior Secured Credit Facility (the “Acquisition Facility”) from Roxbury, LP, a portfolio company of SunStream Bancorp Inc., with proceeds from the issuance of Term Loans and cash on hand. Refer to Note 10 - Debt of our Annual Financial Statements included in this Annual Report on Form 10-K for more information.
The current year cash used in financing activities includes the following cash outflows:
•$60,125 in payments related to the Acquisition Facility debt which was extinguished in July 2024;
•$3,600 in payments to extinguish one of our acquisition related promissory notes;
•$2,750 in payments on promissory notes in the Debt Exchange;
•$2,689 in payments of loan financing costs;
•$2,091 in net finance lease obligation payments;
•$2,000 in payments of other financing activities; and
•$408 in payments of mortgage-related debt.
The current year cash outflows used in financing activities were partially offset by:
•$47,530 of net proceeds from the issuance of Term Loans;
•$1,633 of proceeds from other financing activities; and
•$39 in issuance of options from exercise.
The prior year net cash flows provided by financing activities includes $21,900 in proceeds from mortgage loans and $3,862 in proceeds from other financing activities, partially offset by $3,526 in net finance lease obligation payments, $4,875 in payments related to the Acquisition Facility debt, $3,031 in payments of other financing activities, $250 in payments of loan financing costs, and $211 in payments of mortgage-related debt.
Liquidity
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Subsequent to December 31, 2024, we enhanced liquidity by factoring certain employee retention credit claims and we also issued Second Lien Notes - refer to Note 25 - Subsequent Events of our Annual Financial Statements included in this Annual Report on Form 10-K for more information. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time. Depending on our future results of operations, we may need to engage in additional equity financing or other debt refinancing transactions in the longer term beyond twelve months, although there can be no assurances that such additional debt or equity financing may be obtained on favorable terms when required, if at all.

Capital Resources
Off-Balance Sheet Arrangements
As of December 31, 2024, we do not have any off‐balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As a smaller reporting company, we are not required to provide the information under this item.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.

1Item 8. Audited Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Stockholders and the Board of Directors of Jushi Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jushi Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2023.

Irvine, California
March 6, 2025

JUSHI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,521	$26,027
Restricted cash - current	—	3,128
Accounts receivable, net	1,461	3,380
Inventories, net	36,138	33,586
Prepaid expenses and other current assets	15,030	15,514
Total current assets	72,150	81,635
NON-CURRENT ASSETS:
Property, plant and equipment, net	144,063	159,268
Right-of-use assets - finance leases	60,627	63,107
Other intangible assets, net	100,472	95,967
Goodwill	30,910	30,910
Other non-current assets	30,273	30,358
Restricted cash - non-current	1,825	2,150
Total non-current assets	368,170	381,760
Total assets	$440,320	$463,395

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$21,459	$15,383
Accrued expenses and other current liabilities	32,786	44,070
Income tax payable	2,299	5,190
Debt, net - current portion (including related party principal amounts of $800 and $3,298 as of December 31, 2024 and 2023, respectively)	2,758	86,514
Finance lease obligations - current	9,593	8,885
Derivative liabilities - current	—	2,418
Total current liabilities	68,895	162,460
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $35,296 and $19,788 as of December 31, 2024 and 2023, respectively)	183,449	126,041
Finance lease obligations - non-current	52,742	52,839
Derivative liabilities - non-current	3,128	220
Unrecognized tax benefits	143,688	100,343
Other liabilities - non-current	38,653	29,111
Total non-current liabilities	421,660	308,554
Total liabilities	490,555	471,014
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY (DEFICIT):
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 196,696,597 and 196,631,598 Subordinate Voting Shares as of December 31, 2024 and 2023, respectively	—	—
Paid-in capital	508,386	503,612
Accumulated deficit	(558,621)	(509,844)
Total Jushi shareholders' equity (deficit)	(50,235)	(6,232)
Non-controlling interests	—	(1,387)
Total deficit	(50,235)	(7,619)
Total liabilities and equity (deficit)	$440,320	$463,395

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2024	2023
REVENUE, NET	$257,525	$269,445
COST OF GOODS SOLD	(139,222)	(153,217)
GROSS PROFIT	118,303	116,228

OPERATING EXPENSES
Selling, general and administrative	107,008	110,472
Asset impairments	432	8,574
Total operating expenses	107,440	119,046

INCOME (LOSS) FROM OPERATIONS	10,863	(2,818)

OTHER INCOME (EXPENSE):
Interest expense, net	(37,425)	(36,966)
Fair value gain on derivatives	6,275	9,589
Other, net	3,140	(3,101)
Total other income (expense), net	(28,010)	(30,478)

LOSS BEFORE INCOME TAX	(17,147)	(33,296)
Income tax expense	(31,630)	(31,806)
NET LOSS	$(48,777)	$(65,102)
LOSS PER SHARE - BASIC AND DILUTED	$(0.25)	$(0.33)
Weighted average shares outstanding - basic and diluted	195,158,282	194,770,212
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share amounts)

	Subordinate Voting Shares	Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(54,774)	—	—	—	—	—
Share-based compensation (including related parties)	—	8,092	—	8,092	—	8,092
Modification and reclassification of warrants	—	3,391	—	3,391	—	3,391
Cashless exercise of options	—	(282)	—	(282)	—	(282)
Issuance of warrants	—	391	—	391	—	391
Net loss	—	—	(65,102)	(65,102)	—	(65,102)
Balances - December 31, 2023	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	64,999	39	—	39	—	39
Share-based compensation (including related parties)	—	4,222	—	4,222	—	4,222
Issuance of warrants	—	863	—	863	—	863
Deconsolidation of Jushi Europe	—	—	—	—	1,387	1,387
Northern Cardinal Ventures Transaction	—	(350)	—	(350)	—	(350)
Net loss	—	—	(48,777)	(48,777)	—	(48,777)
Balances - December 31, 2024	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,777)	$(65,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in cost of goods sold	29,889	26,588
Share-based compensation	4,222	8,092
Fair value changes in derivatives	(6,275)	(9,589)
Non-cash interest expense, including amortization of deferred financing costs	7,044	6,498
Deferred income taxes and uncertain tax positions	28,900	25,874
Loss on debt modification/extinguishment/redemption	362	—
Asset impairments	432	8,574
Gain on deconsolidation of Jushi Europe	(1,896)	—
Other non-cash items, net	1,480	7,207
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,863	(2,366)
Inventory	(4,006)	(4,687)
Prepaid expenses and other current and non-current assets	(1,514)	404
Accounts payable, accrued expenses and other current liabilities	9,845	(4,811)
Net cash flows provided by (used in) operating activities	21,569	(3,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(4,708)	(10,743)
Proceeds from sale of assets	2,848	4,351
Payments for investments, net of cash of $218	(5,207)	—
Net cash flows used in investing activities	(7,067)	(6,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	39	—
Proceeds from term loans, net of debt discount of $970	47,530	—
Payments of promissory notes	(6,350)	—
Proceeds from mortgage loans	—	21,900
Payments on acquisition related credit facility	(60,125)	(4,875)
Payments of finance leases	(2,091)	(3,526)
Payments of mortgage loans	(408)	(211)
Payments of loan financing costs	(2,689)	(250)
Proceeds from other financing activities	1,633	3,862
Payments of other financing activities	(2,000)	(3,031)
Net cash flows (used in) provided by financing activities	(24,461)	13,869
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,959)	4,159
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	31,305	27,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$21,346	$31,305

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$30,050	$29,363
Cash (received) paid for income taxes, net	(4,389)	2,780
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	2,897	1,475
Right of use assets from finance lease liabilities	2,030	681
Issuance of second lien notes for settlement of accrued bonus	1,382	1,900
Issuance of second lien notes for debt exchange	4,750	—
Warrants issued for debt exchange	863	—
Warrants issued for term loans	6,765	—
Issuance of debt to acquire non-controlling interest in Northern Cardinal	175	—
Note receivable issued for sale of business license	300	—
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of December 31, 2024, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
Use of Estimates
The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and assumptions that affect amounts reported. Estimates are used to account for certain items such as the valuation of inventories, and the estimated yields from harvest and conversion to finished goods; the assessment of business combinations and asset acquisitions and the fair values of the assets and liabilities acquired; the fair value of purchase consideration and contingent consideration; the useful lives of definite lived intangible assets and property and equipment; impairment; share-based compensation; leases; income tax provision and uncertain tax positions; the collectability of receivables; and other items requiring judgment. Estimates are based on historical information and other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ materially.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$19,521	$26,027
Restricted cash - current (1)	—	3,128
Restricted cash - non-current	1,825	2,150
Cash, cash equivalents and restricted cash	$21,346	$31,305
(1)Restricted cash - current primarily relates to the Manassas Mortgage. In April 2024, the lender released the entire $3,128 of current restricted cash to the Company. Consequently, such cash is now unrestricted. Refer to Note 10 - Debt for more information.
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit losses (or “allowance”) reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivable is reviewed on an ongoing basis. Expected credit losses are determined based on a combination of factors, including the Company’s risk assessment regarding the specific exposures, credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s charges to the allowance during each financial periods presented in the consolidated statements of operations and its related allowance at each respective balance sheet date were not material. For certain customers, who are also vendors of the Company that meet the right of setoff criteria within Accounting Standards Codification (“ASC”) 210-20, Balance Sheet Offsetting, the Company nets the accounts receivable and accounts payable for those customers for balance sheet presentation purposes.
Inventories
Inventories are comprised of raw materials, work in process, finished goods and packaging materials. Inventories primarily consist of cannabis plants, dried cannabis, cannabis trim, and cannabis derivatives such as oils and edible products, and accessories. Inventories are initially recorded at cost and subsequently at the lower of cost or net realizable value. Costs incurred during the growing and production processes are capitalized as incurred. These costs include direct materials, labor and manufacturing overhead used in the cultivation and processing processes. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs to complete and sell.
Cost is primarily determined on an average cost basis. The Company also reviews inventory for obsolete and slow-moving goods and writes down inventory to net realizable value.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Property, Plant and Equipment
Property, plant, and equipment (“PP&E”) are measured at cost less accumulated depreciation and impairment losses, if applicable. Purchased property and equipment are initially recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease right-of-use assets are recognized at inception based on the present value of minimum future lease payments. Depreciation is recognized on a straight-line basis over the following periods:

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
The Company allocates the purchase price of the business combination to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. To the extent the fair value of the net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized in the statement of operations.

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
Goodwill and Indefinite Lived Intangibles
In accordance with ASC 350 Intangibles - Goodwill and Other, the Company reviews goodwill and indefinite lived intangibles for impairment at the reporting unit level at least annually as of October 1, or when events or circumstances dictate, more frequently. At the time of a business combination, goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. The Company first performs a qualitative assessment to determine if it is more-likely-than-not that the reporting unit’s carrying value, which includes goodwill and intangibles, is less than its fair value, indicating a potential for impairment, and therefore requiring a quantitative assessment. If the Company determines that a quantitative impairment test is required, the Company typically uses a combination of an income approach, i.e., a discounted cash flow calculation, and a market approach, i.e., using a market multiple method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, the Company would record an impairment charge based on that difference, up to the amount of goodwill and intangibles allocated to that reporting unit.
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
Segment
The Company operates a vertically integrated cannabis business with seven operating segments at the state level. These operating segments are aggregated into one reportable segment due to their similar economic performance and qualitative characteristics related to the cultivation, processing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets, and the measure of segment revenue and expenses is reported as total consolidated revenue and expenses in the consolidated statements of operations. For more information on the reportable segment expenses, refer to Note 18 - Operating Expenses.

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
Cost of Goods Sold
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
Share-Based Payment Arrangements
The Company accounts for equity-settled share-based payments in accordance with ASC 718 Compensation – Stock Compensation, which requires the Company to recognize share-based compensation expenses related to grants of stock options, restricted stock awards (“RSAs”) and compensatory warrants to employees and non-employees based on the fair value of the share-based payments over the vesting period with a corresponding offsetting amount to paid-in capital within equity in the accompanying consolidated balance sheets. If vesting periods or other vesting conditions apply, the expense is allocated over the vesting period. No adjustment is made to any expense recognized in prior periods if vested stock

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
options or warrant awards expire without being exercised. For share-based payments, the Company recorded the share-based compensation expenses using the graded vesting basis and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations.

The fair value of stock options and compensatory warrants is estimated using the Black-Scholes valuation model, which requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be vested change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of RSAs is estimated based on the Company’s stock on grant date.
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
As the Company operates in the cannabis industry, the Company is subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. In 2022, Massachusetts and New York decoupled from IRC Section 280E, followed by Illinois in 2023 and Pennsylvania in 2024. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of product, i.e. the cost of producing the products or cost of production. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 and 2024, the Company has taken the position that it does not owe taxes attributable to the applications of 280E.
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
Emerging Growth Company and Smaller Reporting Company
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
We are also a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. The Company adopted the scaled disclosures in this annual report on Form 10-K.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280): Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. ASU 280 is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. There was no material impact to the Company’s consolidated financial statements upon adoption.
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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires an entity to improve disclosures about public business entities’ expenses and to provide more detailed information around the types of expenses included in commonly presented expense captions. Additionally, in January 2025 the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, and can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the effect of these pronouncements on its consolidated financial statements and related disclosures.

3. INVENTORIES, NET
The components of inventories, net, are as follows:

	As of December 31,
	2024	2023
Cannabis plants	$3,621	$4,478
Harvested cannabis and packaging	11,290	10,994
Total raw materials	14,911	15,472
Work in process	4,493	4,293
Finished goods	16,734	13,821
Total inventories, net	$36,138	$33,586

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	As of December 31,
	2024	2023
Employee retention credit receivable	$9,181	$10,140
Prepaid expenses and deposits	3,452	2,716
Assets held for sale	611	1,647
Other current assets	1,786	1,011
Total prepaid expenses and other current assets	$15,030	$15,514
Employee Retention Credit Receivable
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims of $10,140 for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). The ERC claims, which are recognized in the consolidated statements of operations when the Company receives the refunds of such claims from the IRS, were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
During the year ended December 31, 2024, the Company received payments on three claims from the IRS in the amount of $63, plus interest on such amounts, which were recorded in other income (expense), net in the consolidated statements of operations. Additionally, the Company reduced the ERC claim receivable as of December 31, 2024 by $896 which resulted from the Company’s decision to factor certain claims, with an offset recorded in Accrued expenses and other current liabilities. Refer to Note 25 - Subsequent Events for additional information.
Assets Held for Sale
As of December 31, 2023, the Company determined that one of its cultivation and processing facilities located in Nevada, with total carrying value of $1,647, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to Assets held for sale, which was included in Prepaid expenses and other current assets in the consolidated balance sheet. In June 2024, the Company sold the grower processor facility in Nevada for a net gain of $104. This amount was recorded in operating expenses in the consolidated statements of operations.
As of December 31, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and therefore was reclassified from Property, plant and equipment, net to Assets held for sale, which is included in Prepaid expenses and other current assets in the consolidated balance sheet. The sale of the dispensary is expected to be completed within six months of the balance sheet date.
Additionally, during the year ended December 31, 2024, the Company sold one of its business licenses in California, and one of its business licenses in Nevada which were both previously written off, for a net gain of $750 and $425, respectively. These amounts were recorded in operating expenses in the consolidated statements of operations.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	As of December 31,
	2024	2023
Buildings and building components	$89,124	$88,527
Land	12,956	12,956
Leasehold improvements	47,514	46,660
Machinery and equipment	23,959	27,050
Furniture, fixtures and office equipment (including computer)	22,597	21,146
Construction-in-process	2,533	1,968
Total property, plant and equipment - gross	198,683	198,307
Less: Accumulated depreciation	(54,620)	(39,039)
Total property, plant and equipment - net	$144,063	$159,268
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Total depreciation was $18,851 and $17,961 for the years ended December 31, 2024 and 2023, respectively. Interest expense capitalized to PPE totaled $75 and $523 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 and December 31, 2023, the Company reclassified $611 and $1,647, respectively, from Property, plant and equipment, net to Assets held for sale. Refer to Note 4 - Prepaid Expenses and Other Current Assets for additional information.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

6. ACQUISITIONS
2024 Asset Acquisitions
The Company, through management services agreements, obtained control of the following entities during the year ended December 31, 2024: (i) Statewide; and (2) RJK (each as defined below). The Company consolidated these entities under the variable interest entities (“VIE”) provisions of ASC 810, Consolidation.
The following table summarizes the preliminary purchase price allocations as of their respective acquisition dates:

	Statewide (1)	RJK (1)	Total
Assets Acquired:
Cash and cash equivalents	$24	$194	$218
Other assets	—	20	20
Inventory	24	251	275
Property, plant and equipment	18	50	68
Intangible assets (2)	3,787	7,008	10,795
Total assets acquired	$3,853	$7,523	$11,376

Liabilities Assumed:
Accounts payable and accrued liabilities	$24	$323	$347
Total liabilities assumed	$24	$323	$347

Net assets acquired	$3,829	$7,200	$11,029

Consideration:
Consideration paid in cash, net of working capital adjustments	$1,838	$3,413	$5,251
Consideration to be paid in promissory notes (fair value)	1,991	3,787	5,778
Fair value of consideration	$3,829	$7,200	$11,029
(1)The Company accounted for these transactions as an asset acquisition after an evaluation of the U.S. GAAP guidance for business combinations. This conclusion was reached based on the determination that the license represented substantially all of the fair value of the gross assets acquired.
(2)Represents licenses, which have 15-year useful lives.
Statewide
In September 2024, the Company entered into an Asset Purchase Agreement with Statewide Property Holdings Ohio, LLC (“Statewide”) for certain assets to be acquired in connection with one dispensary in Toledo, Ohio, and a 10(B) additional dispensary expected to be sited in Warren, Ohio, which will be completed in three separate closings. The first closing occurred in October 2024, the second closing for the license and inventory assets at the Toledo, Ohio dispensary occurred in February 2025, and the third closing for the inventory assets in the Warren, Ohio dispensary is subject to regulatory approval. As part of the first closing, the Company also entered into a Management Services Agreement (the “MSA”) in October 2024 which resulted in the day-to-day operations of the dispensary transferring to the Company, subject to state regulatory constraints, until the license and inventory assets are acquired in the second and third closings. Based on the terms of the MSA, it was determined that the Company has a variable interest in Statewide, and as such is consolidated in the Company’s financial statements beginning in October 2024.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
RJK
In October 2024, the Company entered into an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”) for certain assets to be acquired in connection with one dispensary in Oxford, Ohio and a 10(B) additional dispensary expected to be sited in Mansfield, Ohio, which will be completed in three separate closings. The first closing occurred in November 2024, the second closing for the license and inventory assets at the Oxford, Ohio dispensary occurred in February 2025, and the third closing for the license and inventory assets at the Mansfield, Ohio dispensary is subject to regulatory approval. As part of the first closing, the Company also entered into a MSA in November 2024 which resulted in the day-to-day operations of the dispensary transferring to the Company, subject to regulatory constraints, until the license and assets are acquired in the second and third closings. Based on the terms of the MSA, it was determined that the Company has a variable interest in RJK, and as such is consolidated in the Company’s financial statements beginning in November 2024.
2023 Business Combinations
The Company did not have any acquisitions during the year ended December 31, 2023.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

Goodwill, carrying amount, as of January 1, 2023	$38,239
Impairment	(7,329)
Goodwill, carrying amount, as of December 31, 2023	30,910
Goodwill, carrying amount, as of December 31, 2024	$30,910
Other Intangible Assets
The components of other intangible assets are as follows:

	As of December 31,		Estimated Useful Life
	2024	2023
Licenses (1)(2)	$93,196	$82,401	15 years
Intellectual Property	9,580	9,580	10 years
Tradenames	12,169	12,209	5 - 10 years
Patient/Customer database	2,925	3,195	5 - 10 years
Non-compete	115	155	3 years
Website development	61	61	3 years
Formulations	50	50	Indefinite
Total gross amount	118,096	107,651
Less: Accumulated Amortization	(17,624)	(11,684)
Other Intangible Assets, net	$100,472	$95,967
(1)Includes licenses acquired in 2024 in the amount of $10,795. Refer to Note 6 - Acquisitions for more information.
(2)The Company commenced amortizing its business licenses effective June 1, 2024. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more information.
Amortization expense for the years ended December 31, 2024 and 2023 was $6,281 and $3,269, respectively, and is included in cost of goods sold and in operating expenses in the consolidated statements of operations. For the year ended December 31, 2024, all additions to intangible assets were related to acquisitions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The estimated future annual amortization expense related to intangible assets as of December 31, 2024 are as follows:

2025	$9,130
2026	8,861
2027	8,057
2028	7,992
2029	7,148
Thereafter	59,234
Total estimated future amortization expense	$100,422
Impairment of Goodwill and Other intangible assets
2024 Impairments
The Company did not have any impairment of goodwill and other intangible assets during the year ended December 31, 2024.
2023 Impairments
During the year ended December 31, 2023, management determined that the Company’s goodwill in Nevada was impaired due to the Company’s lower than expected operating results, driven in part by the overall decline in the retail market within the state. The Company utilized a combination of the income approach (discounted cash flow method) and market approach (guideline company method) for its impairment test for each state, resulting in a goodwill impairment charge of $7,329. The key inputs and assumptions used in the fair valuation of Nevada include: (i) a five-year cash flow forecast, which is based on the Company’s actual operating results and business plans; (ii) a perpetual growth rate; (iii) an estimated discount rate and (iv) a weighted average cost of capital. The goodwill impairment is recorded within operating expenses in the consolidated statements of operations.
Additionally, for the year ended December 31, 2023, management determined that certain intangible assets associated with the NuLeaf acquisition were impaired due to the Company rebranding certain NuLeaf stock keeping units sold to retail and wholesale customers, and as a result, recorded an impairment charge of $845. The intangible asset impairment is recorded within operating expenses in the consolidated statements of operations.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

8. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	As of December 31,
	2024	2023
Operating lease assets	$18,114	$18,265
Indemnification assets	4,808	6,906
Net deferred tax assets	5,048	2,772
Deposits and escrows - properties	1,723	1,723
Deposits - equipment	422	422
Equity investment (1)	—	200
Other	158	70
Total other non-current assets	$30,273	$30,358
(1)The Company owns a 23.08% ownership interest in PV Culver City, LLC (“PVLLC”). The Company does not have significant influence over, and the Company does not have the right to vote or participate in the management of PVLLC and therefore the investment is measured at its fair value. Refer to Note 23 - Financial Instruments for more information relating to the fair value of this equity investment for the years ended December 31, 2024 and 2023, as well as loss on investment recorded.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2024	2023
Deferred income - ERC (1)	$9,181	$10,140
Goods received not invoiced	4,366	5,019
Operating lease obligations	4,966	4,693
Accrued employee related expenses and liabilities	4,095	4,175
Acquisition-related milestone accrual (2)	—	4,167
Accrued interest (2)	1,531	4,106
Accrued sales and excise taxes	1,928	2,388
Deferred revenue (loyalty program)	1,321	1,407
Accrued professional and management fees	470	986
Contingent consideration liabilities (2)	—	817
Accrued capital expenditures	461	702
Other accrued expenses and current liabilities	4,467	5,470
Total accrued expenses and other current liabilities	$32,786	$44,070
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.
(2)Relates to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. Acquisition-related milestone accrual of $5,000 and accrued interest of $3,130 as of December 31, 2024 was classified as other liabilities - non-current in the consolidated balance sheet, since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date. See further discussion of the Sammartino Matter in Note 22 - Commitments and Contingencies.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

10. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Contractual Maturity Date	As of December 31,
			2024	2023
Principal amounts:
Second Lien Notes	15%	December 2026	$80,131	$75,497
Term loans	26%	September 2026 (1)	48,500	—
Acquisition Facility	n/a	n/a	—	60,125
Acquisition-related promissory notes payable	8% - 12%	October 2025 - April 2027	22,289	35,716
Mortgage loans	6% - 11%	January 2027 - April 2028	29,054	29,456
Total debt subject to scheduled repayments			179,974	200,794
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Jushi Europe debt	n/a	n/a	—	3,298
Total debt			201,474	225,592
Less: debt issuance costs and original issue discounts			(15,267)	(13,037)
Total debt, net			$186,207	$212,555
Debt, net - current portion			$2,758	$86,514
Debt, net - non-current portion			$183,449	$126,041
(1)Matures the earlier of (i) January 31, 2027 and (ii) the date that is 91 days prior to the final maturity of the Second Lien Notes.
(2)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 22 - Commitments and Contingencies.
Term Loans
In July 2024, a syndicate of lenders provided $48,500 in secured term loans (“Term Loans”) to the Company. The Term Loans were issued with a 2% original issue discount, bear interest at a rate of 12.25% per annum and mature the earlier of (i) January 31, 2027 and (ii) the date that is 91 days prior to the final maturity of the Second Lien Notes. Beginning August 1, 2025, the Company will commence quarterly principal payments of $1,213 on the first business day of each calendar quarter with a final payment of $42,438 at maturity date, plus a 4% exit premium on such amounts.
Additionally, the Company issued 19,400,000 five-year warrants to purchase SVS of the Company (the “Term Loan Warrants”) at a strike price of $1.00 per SVS. The Term Loan Warrants were issued by the Company in connection with, but were detached from, the Term Loans. Refer to Note 13 - Derivative Liabilities for additional information.
An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, Chairman and Founder, is a Term Loan lender in the principal amount of $9,000, and received 3,600,000 Term Loan Warrants. Denis Arsenault, a Founder and significant equity holder of the Company, participated as a Term Loan lender in the principal amount of $7,000, and received 2,800,000 Term Loan Warrants.
Second Lien Notes
In December 2022, the Company issued 12% second lien notes due December 7, 2026 (“Second Lien Notes”) in an aggregate amount of $73,061, of which the Company received cash proceeds of $31,594 and the remaining $41,467 was settled without the need for any transfers of cash between the Company and certain holders of its 10% senior secured

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
notes (“Senior Notes”) that elected to purchase Second Lien Notes from the Company in accordance with certain Funding and Settlement Facilitation Agreements (“Facilitation Agreements”). The Facilitation Agreements provided for the Company and purchasers of Second Lien Notes who were also holders of Senior Notes to settle the amount owed to each such purchaser pursuant to the redemption of such purchaser’s Senior Notes against the amount of Second Lien Notes purchased by such purchaser without the need for any transfers of cash. The Second Lien Notes mature on December 7, 2026, and bear interest at 12.0% per annum, payable in cash quarterly.
Additionally, the Company issued 17,512,280 four-year warrants to purchase SVS of the Company (the “Second Lien Notes Warrants”). Each purchaser of the Second Lien Notes received Second Lien Notes Warrants at 50% coverage of the principal amount of such purchaser’s Second Lien Notes divided by the strike price of $2.086 per share. The Second Lien Notes Warrants were issued by the Company in connection with, but were detached from, the Company’s issuance of the Second Lien Notes. Refer to Note 13 - Derivative Liabilities for additional information.
In March 2023, the Company, one of its wholly subsidiaries (“JMGT, LLC”) and the Company’s Chief Executive Officer and Chairman of the board of directors (“CEO”) entered into an amendment to his existing employment agreement (the “Amendment”) pursuant to which the CEO agreed to receive the $750 annual cash bonus that would otherwise have been paid to him for 2022 in the following alternative form: (i) a lump sum cash payment in the amount of $250, which was paid in March 2023, (ii) $750 aggregate principal amount of Second Lien Notes, which were issued in March 2023, and (iii) fully-detached warrants to purchase up to approximately $375 worth of Second Lien Notes Warrants, which were issued on September 1, 2023 resulting in the issuance of Second Lien Notes Warrants to purchase 551,471 SVS at an exercise price of $0.68 per share. The fair value of the Second Lien Notes Warrants that were issued was $200, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital within equity.
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
In November 2023, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Second Amendment”) pursuant to which the CEO agreed to receive the $100 base salary annual increase for the year 2024, and the $850 annual cash bonus for the year 2023 that would otherwise have been paid to him in the following alternative form: (i) a lump sum cash payment of $213, which was paid in November 2023, (ii) $1,150 aggregate principal amount of Second Lien Notes, which were issued in December 2023, and (iii) fully-detached warrants to purchase up to approximately $575 worth of the Company’s SVS, which were issued in December 2023 resulting in the issuance of Second Lien Notes Warrants to purchase 718,750 SVS at an exercise price of $0.80 per share. The fair value of the Second Lien Notes Warrants that were issued was $191, which was recorded as additional debt discount to the Second Lien Notes, with a corresponding offset to Paid-in capital.
On January 24, 2024, the Company entered into two Note Exchange Agreements (the “Note Exchange Agreements”) with holders of approximately $9,850 of the Company’s unsecured debt (the “Existing Notes”). Upon closing of the transactions contemplated in the Note Exchange Agreements (the “Debt Exchange”) on February 6, 2024, the holders of the Existing Notes delivered the Existing Notes to the Company for cancellation, and the Company: (i) issued to certain direct and beneficial holders of the Existing Notes an aggregate of $4,750 principal amount of Second Lien Notes; (ii) issued to certain direct and beneficial holders of the Existing Notes fully-detached warrants to purchase an aggregate of 1,800,000 of the Company’s SVS, with each warrant having an exercise price of $1.00 per SVS and an expiration of

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
December 7, 2026; and (iii) paid to the direct holders of the Existing Notes an aggregate of $2,750 in cash. Refer to Note 14 - Equity for more information.
The Debt Exchange was accounted for as a debt extinguishment, and resulted in the Company recording a non-cash gain on debt extinguishment of $399, which represents the difference between the reacquisition price of the Existing Notes and the net carrying amount of the Existing Notes prior to redemption. This amount was recorded in other income (expense), net in the consolidated statements of operations during the first quarter of 2024.
In September 2024, the Company, JMGT, LLC, and the Company’s CEO entered into an amendment to his existing employment agreement (the “Fourth Amendment”) pursuant to which the CEO received the $950 annual cash bonus for the year 2024 in the following alternative form: (i) a lump sum cash payment of $238, which was paid in October 2024, (ii) $1,382 aggregate principal amount of Second Lien Notes, which was issued in September 2024, and (iii) stock options granted under the 2019 Plan, expiring five years from the date of grant to purchase up to 1,062,732 of the Company’s SVS at an exercise price of $0.65.
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
During the Draw Period, a standby fee of 2.25% per annum of the undrawn amount of the Acquisition Facility minus the sum of the daily average of the outstanding amount of the Acquisition Facility for the preceding calendar quarter shall be paid quarterly, in arrears, on the first business day of each calendar quarter. The standby fee drops to 1.5% on the date the Senior Notes mature or are refinanced. An exit fee of 1.5% of the original term loan amount of $100,000 shall be paid upon the earliest of the maturity date, any repayment of the principal balance of the term loans or the occurrence of an event of default. In the event the Senior Notes mature or are refinanced, no exit fee is owed by the Company to the lenders. In the event the Company wishes to refinance the Senior Notes, lenders have a right of first refusal to contribute up to 50% of the amount used to refinance the Senior Notes.
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
In November 2023, the Company entered into a third amendment to the Acquisition Facility pursuant to which: (i) the minimum cash balance maintenance requirements in the Acquisition Facility were reduced from a fixed dollar amount to 10% of the outstanding term loans amount, which have the effect of decreasing such minimum cash balance requirement as additional scheduled amortization repayments are made on such term loans, and (ii) made certain technical and conforming changes to account for the Company’s Loan Agreement with FVCBank with respect to its Manassas, VA facility. Having completed most of the improvements to the Company’s Manassas, VA facility, the Acquisition Facility Amendments also set forth certain limits on the Company’s use of balance sheet cash to fund future improvements to the Manassas, VA facility.
In July 2024, the Acquisition Facility was repaid in full with the net proceeds from the Term Loans in the principal amount of $47,530 and the remaining amount from cash on hand, resulting in a loss on extinguishment of $900, which was recorded in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2024.
Acquisition-related promissory notes payable
Apothecarium
In March 2022, in connection with the Apothecarium acquisition, the Company issued to the seller two unsecured promissory notes with a total principal amount of $9,853, with no stated interest and both maturing in March 2027. The promissory notes provide for a principal payment of $3,448 on the 21st month anniversary, followed by 39 equal monthly payments for the remaining balance. On February 6, 2024, these promissory notes were settled through a Debt Exchange. Refer to the Second Lien Notes section above for more information.
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
Nature’s Remedy
In September 2021, in connection with the Nature’s Remedy acquisition, the Company issued to the seller 8% unsecured promissory notes in the principal amounts of $11,500 maturing September 10, 2024 and a $5,000 note maturing September 10, 2026. The promissory notes provide for cash interest payments to be made quarterly and all principal and accrued and unpaid interest are due at their respective maturities. In September 2022, the Company amended the three-year note for an additional principal amount of $5,000 in settlement of a contingent consideration liability for the First Milestone Period in connection with the September 2021 acquisition of Nature’s Remedy.
Repayment of principal and interest are currently on hold until the resolution of the Sammartino Matter as discussed in greater detail in Note 22 - Commitments and Contingencies. Consequently, the principal balances were classified as long-term debt, and the accrued interests were classified as other liabilities - non-current as of December 31, 2024 since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date.
Vireo Health
In July 2024, the Company extinguished its promissory note with Vireo Health which had a principal balance of $3,750 and a maturity date of August 11, 2024. The promissory note was redeemed at 96% of the principal amount and 50% of

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
accrued and unpaid interest, resulting in a gain on extinguishment of $140, which is recorded in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2024.
Northern Cardinal
In October 2024, in connection with the acquisition of the remaining 51% shares of Northern Cardinal Ventures, LLC (“Northern Cardinal”), the Company issued a one-year unsecured promissory note with an aggregate total principal amount of $175 at an interest rate of 9%. The promissory note provide for cash interest payments to be made quarterly and all principal and accrued and unpaid interest are due at maturity. Refer to Note 15 - Non-Controlling Interest for more information.
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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of December 31, 2024 was 9.75%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and processing facility located in Manassas, Virginia. The Manassas Mortgage is payable monthly and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55% with a floor rate of not less than 8.25%. The interest rate as of December 31, 2024 was 8.25%.
Jushi Europe
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, the Company lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. During the second quarter of 2024, Jushi Europe was deconsolidated and its respective assets and liabilities were derecognized from the Company’s consolidated financial statements, as the Company determined that it no longer has any obligation in relation to this subsidiary. Upon deconsolidation, the Company has no retained interest in Jushi Europe. As a result of these actions, the Company recognized a gain of $1,896 in other income (expense), net in its consolidated statements of operations.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Financial covenants
Term loans
The Term Loans include a financial covenant that requires the Company to maintain a minimum unrestricted cash balance as of the last day of each calendar month during the term of the Term Loans, with an initial minimum cash balance of $8,000, subject to certain “step-ups” for succeeding periods. As of December 31, 2024, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of December 31, 2024, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of December 31, 2024, aggregate future contractual maturities of the Company’s debt are as follows:

	2025	2026	2027	2028	Total
Second Lien Notes	$—	$80,131	$—	$—	$80,131
Acquisition-related promissory notes payable	175	—	22,114	—	22,289
Mortgage loans	669	665	9,411	18,309	29,054
Term loans	2,425	46,075	—	—	48,500
Total debt subject to scheduled repayments	$3,269	$126,871	$31,525	$18,309	$179,974
The above table excludes the maturities of the Company’s promissory notes payable to Sammartino, as the repayments of these notes, if any, would arise in the context of a non-appealable final judgement by a court. Refer to Note 22 - Commitments and Contingencies for more information. Specifically, the promissory notes that were payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026. However, these balances were classified as long-term debt as of December 31, 2024 since the Company does not expect to repay these amounts within the next 12 months.
Interest Expense
Interest expense, net is comprised of the following:

	Year Ended December 31,
	2024	2023
Interest and accretion - Second Lien Notes	$11,423	$10,106
Interest and accretion - Term Loans	4,653	—
Interest and accretion - Finance lease liabilities	10,045	9,784
Interest and accretion - Acquisition Facility	4,844	9,466
Interest and accretion - Promissory notes	4,421	6,173
Interest and accretion - Mortgage loans and other financing activities	2,671	2,051
Capitalized interest	(75)	(523)
Total interest expense	37,982	37,057
Interest income	(557)	(91)
Total interest expense, net	$37,425	$36,966

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
In connection with the change from finance to operating lease, the Company’s depreciation and interest expense related to ROU assets will be lower after the change and rent expense will be higher. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2025 and 2043. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations for the periods presented.

	Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization of lease assets	$4,758	$5,358
Interest on lease liabilities	10,045	9,784
Total finance lease cost	14,803	15,142
Operating lease cost	5,112	4,819
Variable lease cost	86	155
Total lease cost	$20,001	$20,116
All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	As of December 31, 2024		As of December 31, 2023
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.17%	15.28%	16.09%	15.09%
Weighted average remaining lease term (in years)	15.6	8.0	16.6	8.7
Cash paid for amounts included in the measurement of lease liabilities	$11,054	$5,780	$11,060	$5,168

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The maturities of the contractual undiscounted lease liabilities as of December 31, 2024 are as follows:

	Finance Leases	Operating Leases
2025	$10,542	$5,401
2026	11,130	5,684
2027	10,637	5,260
2028	10,728	4,586
2029	10,440	3,755
Thereafter	137,548	15,711
Total undiscounted lease liabilities	191,025	40,397
Interest on lease liabilities	(128,690)	(17,808)
Total present value of minimum lease payments	$62,335	$22,589
Lease liabilities - current portion	$9,593	$4,966
Lease liabilities - non-current	$52,742	$17,623

12. OTHER NON-CURRENT LIABILITIES
The components of other non-current liabilities are as follows:

	As of December 31,
	2024	2023
Operating lease liabilities	$17,623	$19,861
Acquisition-related milestone accrual (1)	5,000	—
Accrued interest (1)	3,130	—
Deferred tax liabilities	1,626	3,468
Contingent consideration liabilities (2)	5,912	—
Other non-current liabilities	5,362	5,782
Total other non-current liabilities	$38,653	$29,111
(1)These amounts are related to Sammartino in connection with the acquisition of Nature's Remedy in September 2021 which were classified as other liabilities - non-current in the consolidated balance sheet as of December 31, 2024 since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date. See further discussion of the Sammartino Matter in Note 22 - Commitments and Contingencies.
(2)This relates to the acquisitions of Statewide and RJK. Refer to Note 6 - Acquisitions for more information.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

13. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities:

Total Derivative Liabilities (1)
Balance as of January 1, 2023	$14,134
Fair value changes	(9,589)
Reclassification to equity	(2,050)
Down-round changes	143
Balance as of December 31, 2023	2,638
Derivative Warrants issued (2)	6,765
Fair value changes	(6,119)
Expiration of derivative warrants	(156)
Balance as of December 31, 2024	$3,128
(1)Refer to Note 14 - Equity for the change in number of warrants outstanding.
(2)Represents the fair value of 19,400,000 derivative warrants issued in connection with the Term Loans in July 2024. Refer to Note 10 - Debt for more information.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were issued in connection with the Company’s Senior Notes, Second Lien Notes and its Term Loans. As discussed in Note 10 - Debt, in June 2023, the Company amended the warrant agreements, previously issued with the Second Lien Notes, to decrease the warrants exercise price of $2.086 per warrant to $1.00 per warrant for 17,512,280 warrants as well as certain other sections of the warrant agreement, which resulted in a change in accounting classification of the respective warrants from liability to equity. As a result of the change in classification of the warrants, the Company recorded a decrease in derivative liability of $2,050, with a corresponding increase in paid-in capital. The aforementioned repricing triggered certain down-round provision on some of the outstanding warrants previously issued with the Senior Notes (the “Senior Notes Warrants”). As part of the amendment the Company changed the warrants exercise price of $1.25 per warrant to $1.00 per warrant for 5,890,922 Senior Notes Warrants. With the change in exercise price the Company recorded an incremental change of $143 in the fair value of such Senior Notes Warrants after repricing as an increase to derivative liabilities with a corresponding offset to Other income (expense) (refer to Note 10 - Debt for additional information). The Derivative Warrants may be net share settled.
As of December 31, 2024, there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with exercise price of $2.086 per warrant and expiration date in December 2026 and (ii) 19,400,000 warrants with exercise price of $1.00 per warrant and expirations date in July 2029. As of December 31, 2023, there were 37,862,922 Derivative Warrants outstanding, which consisted of (i) 29,972,000 warrants with exercise price of $1.25 per warrant and expiration date in December 2024, (ii) 5,890,922 warrants with an exercise price of $1.00 per warrant and expiration date in December 2024, and (iii) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of December 31, 2024 and December 31, 2023.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

		As of December 31,
	July 2024 (new issuances)	2024	2023
Stock price per share	$0.57	$0.31	$0.46
Risk-free annual interest rate	3.97%	4.24% - 4.35%	4.01% - 4.79%
Exercise price	$1.00	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	88%	93%	101%
Remaining life	5 years	2 - 4.6 years	1 - 2.9 years
Forfeiture rate	0%	0%	0%
Expected annual dividend yield	0%	0%	0%
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

	As of December 31, 2024			As of December 31, 2023
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.31	$440	$(427)	$0.46	$637	$(574)
Volatility	93%	$438	$(465)	101%	$680	$(643)

14. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares and Preferred Shares. As of December 31, 2024, the Company had 196,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one share of the same class of common share. The following table summarizes the status of the Company’s warrants and related transactions for each of the presented years:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Non-Derivative Warrants	Derivative Warrants (1)	Total Number of Warrants	Weighted - Average Exercise Price Per Warrant	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2023	30,673,635	55,375,202	86,048,837	$1.40	$1,081	3.9
Granted (2)(3)	2,970,221	—	2,970,221	$0.63
Cancelled (3)	(2,087,500)	—	(2,087,500)	$2.18
Reclassified	17,512,280	(17,512,280)	—
Balance, December 31, 2023	49,068,636	37,862,922	86,931,558	$1.12	$—	3.0
Granted (4)	2,500,000	19,400,000	21,900,000	$0.99
Cancelled/forfeited/expired (5)	(1,050,100)	(35,862,922)	(36,913,022)	$1.21
Balance, December 31, 2024	50,518,536	21,400,000	71,918,536	$1.03	$—	3.6
Exercisable, December 31, 2024	48,898,536	21,400,000	70,298,536	$1.04	$—	3.6
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
(3)On November 15, 2023, the Company cancelled warrants to purchase 200,000 SVS at an exercise price of $1.75 held by the Company’s Chief Financial Officer, that were originally issued on December 9, 2022, and reissued warrants to purchase 200,000 SVS at an exercise price of $0.55 and an expiration date of December 17, 2028.
(4)In July 2024, 19,400,000 warrants were issued in connection with the Term Loans. In February 2024, 1,800,000 warrants were issued in connection with the Debt Exchange. Refer to Note 10 - Debt for more information.
(5)On December 23, 2024, 35,862,922 warrants that were issued in connection with the Senior Notes expired.

The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculations at date of issuance.

	Year Ended December 31,
	2024	2023
Weighted average stock price	$0.60	$0.55
Weighted average expected stock price volatility	87%	77%
Expected annual dividend yield	—%	—%
Weighted average expected life of warrants	4.8 years	5.1 years
Weighted average risk-free annual interest rate	3.97%	3.94%
Weighted average grant date fair value	$0.36	$0.28
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
The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 6,669,002 as of December 31, 2024.
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
On August 12, 2024, the Company’s board of directors approved a limited stock option cancellation and regrant program in which Eligible Participants could elect to cancel each stock option held with an exercise price per SVS equal to $1.91, $1.93, $2.00 and $5.71, and to be granted a replacement option to purchase an identical number of SVS. The Eligible Participants cancelled a total of 9,136,758 stock options under this program, and were regranted the same number of stock options on September 13, 2024 at an exercise price of $0.54, with an expiration date of ten years from the grant date.

The following table summarizes the status of stock options and related transactions for each of the presented years:

	Stock Options	Weighted Average Exercise Price per Stock Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2023	30,752,259	$2.58	$—	8.5
Granted	11,507,429	$0.54
Cancelled/forfeited/expired	(14,606,504)	$3.20
Balance, December 31, 2023	27,653,184	$1.40	$—	8.2
Granted	12,954,490	$0.57
Exercised	(64,999)	$0.60
Cancelled/forfeited/expired	(13,773,256)	$1.81
Balance, December 31, 2024	26,769,419	$0.79	$—	8.5
Exercisable, December 31, 2024	11,209,397	$0.99	$—	8.0
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2024	2023
Weighted average stock price	$0.56	$0.53
Weighted average expected stock price volatility	86.9%	76.6%
Expected annual dividend yield	—%	—%
Weighted average expected life	5.0 years	5.9 years
Weighted average risk-free annual interest rate	3.56%	3.81%
Weighted average grant date fair value	$0.21	$0.30
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

	Unvested Restricted Stock	Weighted-Average Grant-date Fair Value Price per Restricted Stock	Average Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
Issued and Outstanding as of January 1, 2023	1,156,319	$2.45	$881	0.3
Cancelled	(54,774)	$2.43
Vested and Released	(1,099,684)	$2.45	$526
Issued and Outstanding as of December 31, 2023	1,861	$4.05	$1	0.7
Vested and Released	(1,861)	$4.05	$1
Issued and Outstanding as of December 31, 2024	—
Share-based compensation cost
The Company recorded share-based compensation costs related to previously issued stock options, restricted stocks and compensatory warrants totaling $4,222 and $8,092 for the years ended December 31, 2024 and 2023, respectively, and are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations.
As of December 31, 2024, the Company had $2,266 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.4 years as follows:

2025	$1,589
2026	491
2027	147
2028	33
Thereafter	6
$2,266

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

15. NON-CONTROLLING INTEREST
Jushi Europe
On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, the Company lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. Refer to Note 10 - Debt for more information.
Northern Cardinal
In August 2021, Northern Cardinal was awarded a conditional retail dispensary license in Illinois via the state’s lottery process. The Company was a 49% equity member in Northern Cardinal. In September 2024, the Company acquired the remaining 51% for $350, which was paid with $175 cash, and $175 one-year promissory note, at an interest rate of 9%. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in paid-in capital. The Company now owns 100% of the issued and outstanding shares of Northern Cardinal.

16. EARNINGS (LOSS) PER SHARE
The reconciliations of the net income (loss) and the weighted average number of shares used in the computations of basic and diluted earnings (loss) per share are as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(48,777)	$(65,102)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,158,282	194,770,212

Loss per share - basic and diluted	$(0.25)	$(0.33)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net earnings (loss) per share for the years ended December 31, 2024 and 2023 because the impact of including them would have been anti-dilutive:

	As of December 31,
	2024	2023
Stock options	27,321,342	28,783,139
Warrants (derivative liabilities and equity)	95,802,822	85,575,031
Unvested restricted stock awards	1,347	368,711
	123,125,511	114,726,881

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

17. REVENUE, NET
The Company has two revenue streams: retail and wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Year Ended December 31,
	2024	2023
Retail cannabis	$227,930	$239,351
Wholesale cannabis	29,595	30,094
Total revenue, net	$257,525	$269,445

18. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Year Ended December 31,
	2024	2023
Salaries, wages and employee related expenses	$56,443	$56,483
Depreciation and amortization expense	15,459	10,656
Rent and related expenses	11,673	11,789
Professional fees and legal expenses	6,744	7,732
Share-based compensation expense	4,222	8,092
Goodwill impairment	—	7,329
Indefinite-lived intangible asset impairment	—	845
Tangible long-lived asset impairment	432	400
Other expenses (1)	12,467	15,720
Total operating expenses	$107,440	$119,046
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

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2024	2023
Deconsolidation of Jushi Europe	$1,896	$—
Gains (losses) on investments and financial assets	(200)	(777)
Losses on debt redemptions/extinguishments/modifications	(362)	—
Gains (losses) on foreign currency adjustments	1,529	(545)
Gains (losses) on legal settlements	400	(400)
Gains (losses) on indemnification assets	(2,098)	(1,292)
Other gains (losses)	1,975	(87)
Total other income (expense), net	$3,140	$(3,101)

20. INCOME TAXES
Details of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2024	2023
Current tax expense:
Federal	$32,454	$27,303
State	3,294	3,608
	35,748	30,911

Deferred tax benefit:
Federal	(1,873)	2,281
State	(2,634)	(1,386)
Foreign	(3,241)	(5,554)
	(7,748)	(4,659)
Change in valuation allowance	3,630	5,554
Total income tax expense	$31,630	$31,806
The differences between the income tax expense and the expected income taxes based on the statutory tax rate applied to pre-tax earnings (loss) are as follows:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2024	2023
Loss before income taxes	$(17,147)	$(33,296)
Statutory tax rate	21.00%	21.00%
Tax expense (benefit) based on statutory rates	(3,601)	(6,992)
Difference in tax rates	(5,642)	(4,463)
Gain on fair value of derivative	(3,012)	(4,564)
IRC Section 280E disallowed expenses	—	10,862
Share-based compensation	266	173
Deemed interest income	1,641	842
Write-off foreign NOL	1,320	—
Change in valuation allowance	3,630	5,554
State taxes, net	(2,315)	33
Change in uncertain tax positions	35,452	24,888
Impairment expense	—	1,539
Return to provision	1,905	2,786
Other differences	1,986	1,148
Total income tax expense	$31,630	$31,806
Effective tax rate	(184.5)%	(95.5)%
The Company’s income tax payable of $2,299 as of December 31, 2024 included deferral of certain 2023 estimated income tax payments. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. As of December 31, 2024, with few exceptions, all tax filings remain open for assessment.
Year-end deferred tax assets and liabilities were due to the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Lease liability	$19,300	$17,760
Net operating losses	20,329	22,661
Interest carryforward	7,726	563
Property and equipment	2,260	1,149
Other deferred tax assets	2,998	3,983
Valuation allowance	(26,580)	(22,951)
	$26,033	$23,165
Deferred tax liabilities:
Right-of-use assets	$(17,528)	$(18,414)
Intangible assets	(4,705)	(5,211)
Other deferred tax liabilities	(378)	(235)
	$(22,611)	$(23,860)
Net deferred tax asset (liabilities) (1)	$3,422	$(695)
(1) Net deferred tax assets are included in other non-current assets while net deferred tax liabilities are included in other non-current liabilities in the consolidated balance sheets.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2024 and 2023.
As of December 31, 2024, the Company had $69,578 of non-capital Canadian losses, $2,176 of capital Canadian losses, $50,866 of state net operating losses which expire in 2027-2044. The Company has not recorded $34,292 of these state net operating losses as an unrecognized tax benefit. To the extent that the benefit from these loss carryforwards are not expected to be realized, the Company has recorded a valuation allowance as follows: $69,578 for non-capital Canadian losses, $2,176 for capital Canadian losses, $5,728 for state net operating losses.
Due to its cannabis operations, the Company is subject to the limits of IRC Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Starting with the 2022 tax year, Massachusetts and New York also decoupled from IRC Section 280E, followed by Illinois in 2023 and Pennsylvania in 2024. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 and 2024, the Company has taken the position that it does not owe taxes attributable to the application of 280E. However, since the Company’s new tax position on 280E may be challenged by the IRS, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of December 31, 2024, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statements of operations.
The Company has a liability for unrecognized tax benefits of $143,688 and $100,343 as of December 31, 2024 and 2023, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $23,607 and $17,303 as of December 31, 2024 and 2023, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense for the year ended December 31, 2024 and December 31, 2023 were $8,814 and $6,676, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) are as follows:

Balance at January 1, 2023	$48,258
Reductions based on lapse of statute of limitations	(1,946)
Additions based on tax positions related to the current year	19,843
Additions based on tax positions related to the prior year	38,470
Balance at December 31, 2023	$104,625
Reductions based on lapse of statute of limitations	(1,692)
Additions based on tax positions related to the current year	25,041
Additions based on tax positions related to the prior year	11,631
Balance at December 31, 2024	$139,605

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

21. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Nature of transaction	Related Party Income (Expense)		Related Party Receivable (Payable)
Second Lien Notes - interest expense and principal amount (1)	$(2,360)	$(2,223)	$(20,096)	$(19,788)
Term Loans - interest expense and principal amount (2)	$(822)	$—	$(16,000)	$—
Other debt (3)	$—	$—	$—	$(3,298)
(1)For the years ended December 31, 2024 and 2023, the Second Lien Notes payable and the related interest expense includes amounts related to certain senior key management as well as a significant investor. See Note 10 - Debt for information about the issuance of these notes.
(2)For the year ended December 31, 2024, the Term Loans payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor, who each participated as Term Loan lenders in the Company’s senior secured term loan refinancing completed in July 2024 in the principal amounts of $9,000 and $7,000 respectively, and also received 3,600,000 Term Loan Warrants and 2,800,000 Term Loan Warrants, respectively. Refer to Note 10 - Debt for more information.
(3)Other debt relates to Jushi Europe which was deconsolidated during the three months ended June 30, 2024. Refer to Note 10 - Debt for more information.

Refer to Note 25 - Subsequent Events for additional information on related party transactions that occurred after December 31, 2024.

22. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of December 31, 2024, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the recent United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 20 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2024, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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
Sammartino Matter
On February 28, 2023, the Company informed Sammartino, the former owner of Nature’s Remedy and certain of its affiliates, that Sammartino had breached several provisions of the Merger and Membership Interest Purchase Agreement between the Company, Sammartino and certain other parties thereto (as amended, the “MIPA”) and/or fraudulently induced the Company to enter into, and not terminate, the MIPA. As a consequence of these breaches and the fraudulent inducement, the Company informed Sammartino that the Company had incurred significant damages, and pursuant to the terms of the MIPA, the Company had elected to offset these damages against certain promissory notes and shares the Company was to pay and issue, respectively, to Sammartino, and that Sammartino would be required to pay the remainder in cash. On March 13, 2023, Sammartino responded to the Company by alleging various procedural deficiencies with the Company’s claim and provided the Company with a notice that the Company was in default of the MIPA for failing to issue certain shares of the Company to Sammartino. On March 21, 2023, Sammartino sent a second notice that the Company was in default of the promissory notes for failing to pay interest pursuant to their specified schedule. On March 23, 2023, the Company sent a second letter to Sammartino disputing each procedural deficiency claimed by Sammartino and disputing that the Company is in default of the MIPA or the promissory notes and that it properly followed the terms of the various agreements in electing to set off the damages.
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
Commitments
In addition to the contractual obligations outlined in Note 10 - Debt and Note 11 - Leases, the Company has commitments as of December 31, 2024 related to property and construction.
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
401(k) Plan
The Company maintains a 401(k) plan, which is generally available to eligible employees. The Company makes safe harbor matching contributions, subject to a maximum contribution of 4% of the participant’s compensation. The employer matching contributions to the 401(k) plan were $652 and $677 for the years ended December 31, 2024 and 2023, respectively.

23. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	As of December 31,
	2024	2023
Financial assets: (1)
Equity investment (2)	$—	$200
Total financial assets	$—	$200

Financial liabilities: (1)
Derivative liabilities (3)	$3,128	$2,638
Contingent consideration liabilities (4)	5,912	817
Total financial liabilities	$9,040	$3,455
(1)    The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of December 31, 2024 and 2023, and there were no transfers between hierarchy levels during the years ended December 31, 2024 and 2023.
(2)    The Company adjusted its equity investment carrying value as of December 31, 2024 and 2023 to reflect its equity balance of the investee, resulting in the recording of a loss on investment of $200 and $777 during the years ended December 31, 2024 and 2023, respectively. The loss on investment is included within other income (expense), net in the consolidated statements of operations.
(3)    Refer to Note 13 - Derivative Liabilities.
(4)     Refer to Note 6 - Acquisitions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The equity investment approximates its fair value at December 31, 2024 and 2023, respectively. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes and the Senior Notes approximates its fair values as of December 31, 2024 and 2023, respectively.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

24. BUSINESS CONCENTRATION
For the years ended December 31, 2024 and 2023, no single customer accounted for more than 10% of the Company’s total sales.
As of December 31, 2024, three customers accounted for 44% of the Company’s total accounts receivable balance. As of December 31, 2023, one customer accounted for 19% of the Company’s total accounts receivable balance.
For the year ended December 31, 2024, the Company purchased 39% of it’s inventory from two vendors. For the year ended December 31, 2023, the Company purchased 19% of its inventory from one vendor.
There were no single vendor that accounted for more than 10% of the Company’s accounts payable and accrued expenses as of December 31, 2024 and 2023.

25. SUBSEQUENT EVENTS
On February 11, 2025, the Company executed an agreement with an unrelated third party to factor certain ERC claims amounting to $5,978 at a discount rate of 15%, and received $5,081 in net cash proceeds on February 14, 2025. The Company is also entitled to receive a portion of any interest paid on its respective ERC claims through the transaction date. Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information on the valuation of the refund claims as of December 31, 2024.

On February 25, 2025, the Company issued US$3,719 principal amount of Second Lien Notes and C$2,000 principal amount of Second Lien Notes. The issuances of the Second Lien Notes were also accompanied by detached warrants to purchase the Company’s subordinate voting shares, no par value per share, in a private placement. An entity affiliated with the Company’s Chief Executive Officer was issued US$3,719 principal amount of United States dollar denominated Second Lien Notes, for a purchase price of US$3,347 and received up to 6,198,333 warrants. A significant investor also subscribed for C$2,000 principal amount of Canadian dollar denominated Second Lien Notes, for a purchase price of C$1,800 and received up to 2,346,333 warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Management under the supervision of, and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the specified criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1(a)	Letter Agreement, dated November 2, 2018, by and between Jushi Inc and Tanzania Minerals Corp.
3.1(a)	Articles of Jushi Holdings Inc., as amended.
4.1(a)	Subordinate Voting Shares Specimen Stock Certificate.
4.2(a)(^)	Form of 10% Senior Secured Note of Jushi Holdings Inc.
4.3(a)(^)	Trust Indenture, dated December 7, 2022, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.4(b)(+)(^)	First Amendment to Trust Indenture, dated June 22, 2023, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.5(b)	First Amendment to Common Stock Purchase Warrants, dated June 23, 2023, by and between Jushi Holdings Inc. and Acquiom Agency Services, LLC
4.6(a)(^)	Credit Agreement, dated as of October 20, 2021, by and among Jushi Holdings Inc., the other loan parties that are party thereto, the lenders that are party thereto, and Roxbury, LP.
4.7(a)	Limited Waiver and First Amendment to Credit Agreement, dated as of April 29, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.8(a)(^)	Second Amendment to Credit Agreement and Consent to Senior Notes Refinancing, dated as of December 6, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.9(c)(^)	Third Amendment to Credit Agreement, dated as of November 10, 2023, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.10(a)	Limited Waiver dated April 17, 2023 between Jushi Holdings Inc. and Roxbury, LP
4.11(a)	Form of Transaction Warrant of Jushi Holdings Inc.
4.12(a)	Form of Debt Warrant of Jushi Holdings Inc.
4.13(a)	Form of Broker Warrant of Jushi Holdings Inc.
4.14(a)	Form of Equity Round Warrant of Jushi Inc.
4.15(a)	Form of Management Round Warrant of Jushi Inc.
4.16(a)	Form of Consulting Warrant of Jushi Holdings Inc.
4.17(k)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.5(a)(+)(^)	Lease, dated April 6, 2018, by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.6(a)	First Amendment to Lease Agreement, dated December 7, 2018, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.7(a)	Second Amendment to Lease Agreement, dated January 14, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.8(a)	Third Amendment to Lease Agreement, dated April 10, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.9(a)	Fourth Amendment to Lease Agreement, dated August 25, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.10(a)	Fifth Amendment to Lease Agreement, dated April 1, 2021, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.11(a)(+)	Amended and Restated Lease Agreement, dated April 22, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.12(a)	Lease Amendment # 1, dated October 21, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.13(a)(+)	Second Amendment to Lease, dated January 12, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.14(a)	Standard Form of Commercial Lease, dated October 29, 2018, by and between Valiant Enterprises, LLC and Nature’s Remedy of Massachusetts, Inc.
10.15(a)(#)	Form of Stock Option Grant and Agreement for Directors.
10.16(a)(#)	Form of Stock Option Grant and Agreement for Employees and Certain Named Executive Officers.
10.17(a)(#)	Form of Stock Option Grant and Agreement for Other Named Executive Officers.
10.18(a)(#)	Form of Restricted Stock Grant and Agreement for Directors.
10.19(a)(#)	Form of Restricted Stock Grant and Agreement for Employees and Certain Named Executive Officers.
10.20(a)(#)	Form of Restricted Stock Grant and Agreement for Other Named Executive Officers.
10.21(a)(#)(†)	Employment Agreement, dated May 1, 2019 by and between JMGT, LLC and Louis Jon Barack.
10.22(a)(#)(†)	Bonus Letter, dated June 9, 2020, by and between Jushi Holdings, Inc. and Louis Jon Barack.
10.23(a)(#)(†)	Employment Agreement, effective January 1, 2022, by and between the Company, JGMT, LLC and James Cacioppo.
10.24(a)(#)(†)	Amendment No. 1 to Employment Agreement between the Company, JGMT, LLC and James Cacioppo, dated March 14, 2023.
10.25(d)(#)	Amendment No. 2 to Employment Agreement between the Company, JMGT, LLC and James Cacioppo, dated November 15, 2023.
10.26(a)(#)((†)	Employment Agreement dated May 1, 2019 by and between the Company and Tobi Lebowitz.
10.27(a)(#)	Tobi Lebowitz Promotion Letter August 29, 2022.
10.28(a)(#)(†)	Employment Agreement dated April 1, 2022 by and between the Company and Nichole Upshaw.
10.29(a)(#)(^)	Nichole Upshaw Promotion Letter December 1, 2022.
10.30(a)(#)	Employment Agreement, dated as of January 7, 2023, by and between the Company and Michelle Mosier.
10.31(a)(#)	Jushi Holdings Inc. 2019 Equity Incentive Plan.
10.32(a)(#)	Form of Indemnification Agreement, by and between Jushi Holdings Inc. and each of its directors and executive officers.
10.33(a)(#)(^)	Loan Agreement, dated April 6, 2023, by and between FVCbank, Dalitso LLC, JREHVA, LLC, Jushi VA, LLC and Jushi Holdings Inc.

Exhibit No.	Description
10.34(k)	Limited Waiver dated March 12, 2024 between Jushi Holdings Inc. and Roxbury, LP.
10.35(f)
Credit Agreement, dated as of July 31, 2024, by and among Jushi Holdings Inc., the other loan parties that are parties thereto, the lenders that are party thereto, and Argent Institutional Trust Company, as agent for the lenders.

10.36(f)	Form of Common Stock Purchase Warrant.
10.37(f)	Second Amendment to Trust Indenture, dated July 31, 2024, by and between Jushi Holdings Inc. and Odyssey Trust Company.
10.38(g)(#)	Amendment No. 3 to CEO Employment Agreement, dated as of August 14, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.39(h)(#)	Amendment No. 4 to CEO Employment Agreement, dated as of September 13, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.40(i)(#)(^)	Employment Agreement dated April 12, 2024 by and between JMGT LLC and Todd West.
10.41(j)(#)	Amendment No. 2 to Employment Agreement, dated as of November 5, 2024, between the Company, JMGT, LLC, and Louis Jon Barack.
10.42(h)	Sixth Amendment to Lease Agreement, dated February 2, 2022, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.43(h)(^)	Third Amendment to Lease, dated December 20, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.44(h)(^)	Fourth Amendment to Lease, dated July 31, 2023, by and between TAC Vega MA Owner, LLC, the Company, and Valiant Enterprises, LLC.
14.1	Jushi Holdings Inc. Code of Business Conduct.
19.1	Jushi Holdings Inc. Insider Trading and Blackout Period Policy.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (Macias Gini & O’Connell LLP)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 10-K filed on April 18, 2023.
(b)	Incorporated by reference to our Form 10-Q filed August 11, 2023.
(c)	Incorporated by reference to our Form 10-Q filed on November 14, 2023.
(d)	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2023.
(e)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2023.
(f)	Incorporated by reference to our Form 8-K filed August 6, 2024
(g)	Incorporated by reference to our Form 8-K filed August 14, 2024
(h)	Incorporated by reference to our Form 8-K filed September 18, 2024
(i)	Incorporated by reference to our Form 8-K filed on April 15, 2024.
(j)	Incorporated by reference to our Form 10-Q filed on November 7, 2024.
(k)	Incorporated by reference to our Form 10-K filed on April 1, 2024.
#	Management contract or compensatory plan or arrangement.
+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Jushi Holdings Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) are the type that the registrant treats as private or confidential.
†	Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 6, 2025.

JUSHI HOLDINGS INC.

/s/ James Cacioppo
James Cacioppo
Chairman and Chief Executive Officer

/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2025.

Name	Title

/s/ James Cacioppo	Chairman and Chief Executive Officer
James Cacioppo	(principal executive officer)

/s/ Louis Jonathan Barack	President and Chief Revenue Officer
Louis Jonathan Barack

/s/ Michelle Mosier	Chief Financial Officer and Chief Accounting Officer
Michelle Mosier	(principal financial and accounting officer)

/s/ Benjamin Cross	Director
Benjamin Cross

/s/ Marina Hahn	Director
Marina Hahn

/s/ Stephen Monroe	Director
Stephen Monroe

/s/ Bill Wafford	Director
Bill Wafford