Form 10-Q
period 2025-03-31
Jushi Holdings Inc.
filed 2025-05-08
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
or
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

As of May 2, 2025, the registrant had 196,696,597 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended March 31, 2025

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
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s history of operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERTC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2025, for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,962	$19,521
Accounts receivable, net	1,404	1,461
Inventory, net	34,335	36,138
Prepaid expenses and other current assets	6,950	15,030
Total current assets	68,651	72,150
NON-CURRENT ASSETS:
Property, plant and equipment, net	143,391	144,063
Right-of-use assets - finance leases	58,950	60,627
Other intangible assets, net	98,907	100,472
Goodwill	30,910	30,910
Other non-current assets	30,883	30,273
Restricted cash - non-current	1,925	1,825
Total non-current assets	364,966	368,170
Total assets	$433,617	$440,320

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,470	$21,459
Accrued expenses and other current liabilities	24,912	32,786
Income tax payable	1,596	2,299
Debt, net - current portion (including related party principal amounts of $1,200 and $800 as of March 31, 2025 and December 31, 2024, respectively)	3,848	2,758
Finance lease obligations - current	9,754	9,593
Total current liabilities	60,580	68,895
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $40,074 and $35,296 as of March 31, 2025 and December 31, 2024, respectively)	193,052	183,449
Finance lease obligations - non-current	52,512	52,742
Derivative liabilities - non-current	2,883	3,128
Unrecognized tax benefits	153,054	143,688
Other liabilities - non-current	37,416	38,653
Total non-current liabilities	438,917	421,660
Total liabilities	499,497	490,555
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,696,597 and 196,696,597 Subordinate Voting Shares as of March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	509,456	508,386
Accumulated deficit	(575,636)	(558,621)
Total Jushi shareholders' deficit	(66,180)	(50,235)
Non-controlling interests	300	—
Total deficit	(65,880)	(50,235)
Total liabilities and equity (deficit)	$433,617	$440,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE, NET	$63,846	$65,459
COST OF GOODS SOLD	(38,071)	(33,129)
GROSS PROFIT	25,775	32,330

OPERATING EXPENSES	27,646	28,211

INCOME (LOSS) FROM OPERATIONS	(1,871)	4,119

OTHER INCOME (EXPENSE):
Interest expense, net	(10,000)	(9,544)
Fair value gain (loss) on derivatives	637	(5,100)
Other, net	3,197	1,917
Total other income (expense), net	(6,166)	(12,727)

LOSS BEFORE INCOME TAX	(8,037)	(8,608)
Income tax expense	(8,978)	(9,747)
NET LOSS	$(17,015)	$(18,355)

LOSS PER SHARE - BASIC AND DILUTED	$(0.09)	$(0.09)
Weighted average shares outstanding - basic and diluted	195,196,597	195,131,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Three Months Ended March 31, 2025
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2025	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	300	300
Net loss	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	$509,456	$(575,636)	$(66,180)	$300	$(65,880)

	Three Months Ended March 31, 2024
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2024	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	3,333	2	—	2	—	2
Share-based compensation (including related parties)	—	1,524	—	1,524	—	1,524
Issuance of warrants	—	863	—	863	—	863
Net loss	—	—	(18,355)	(18,355)	—	(18,355)
Balances - March 31, 2024	196,634,931	$506,001	$(528,199)	$(22,198)	$(1,387)	$(23,585)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,015)	$(18,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	8,035	6,836
Share-based compensation	(307)	1,524
Fair value changes in derivatives	(637)	5,100
Non-cash interest expense, including amortization of deferred financing costs	2,173	1,495
Deferred income taxes and uncertain tax positions	8,633	6,647
Gain on debt extinguishment	—	(399)
Other non-cash items, net	(82)	(159)
Changes in operating assets and liabilities:
Accounts receivable	(1,850)	410
Inventory	2,050	(3,611)
Prepaid expenses and other current and non-current assets	781	903
Accounts payable, accrued expenses and other current liabilities	5,748	6,102
Net cash flows provided by operating activities	7,529	6,493
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(4,021)	(1,077)
Investments in intangible assets	(354)	—
Proceeds from sale of assets	—	334
Net cash flows used in investing activities	(4,375)	(743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second lien notes, net of debt discount of $512	4,608	—
Proceeds from exercise of options	—	2
Payments on promissory notes	—	(2,750)
Payments on acquisition related credit facility	—	(2,438)
Payments of finance leases	(465)	(728)
Payments of mortgage loans	(153)	(37)
Proceeds from other financing activities	—	46
Payments of other financing activities	(603)	(586)
Net cash flows provided by (used in) financing activities	3,387	(6,491)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,541	(741)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	21,346	31,305
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$27,887	$30,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$7,904	$7,781
Cash paid (received) for income taxes	$586	$(1,522)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,106	$1,011
Right-of-use assets from finance lease liabilities	$280	$203
Issuance of promissory notes for acquisitions	$5,909	$—
Warrants issued for second lien notes	$1,769	$—
Issuance of second lien notes for debt exchange	$—	$4,750
Warrants issued for debt exchange	$—	$863
Property, plant and equipment from finance lease liabilities	$628	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of March 31, 2025, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025 (the “2024 Form 10-K”), and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 6, 2025. Consolidated balance sheet information as of December 31, 2024 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which is included in the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2025 (unaudited)	December 31, 2024
Cash and cash equivalents	$25,962	$19,521
Restricted cash - non-current	1,925	1,825
Cash, cash equivalents and restricted cash	$27,887	$21,346
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirement is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. There was no material impact to the Company’s consolidated financial statements upon adoption on January 1, 2025.
Accounting Standards Issued But Not Yet Adopted
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

3. INVENTORY, NET
The components of inventory, net, are as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Cannabis plants	$3,605	$3,621
Harvested cannabis and packaging	9,133	11,290
Total raw materials	12,738	14,911
Work in process	6,522	4,493
Finished goods	15,075	16,734
Total inventory, net	$34,335	$36,138

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Employee retention credit receivable	$1,978	$9,181
Prepaid expenses and deposits	3,156	3,452
Assets held for sale	611	611
Other current assets	1,205	1,786
Total prepaid expenses and other current assets	$6,950	$15,030
Employee Retention Credit Receivable
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). As of December 31, 2024, the ERC claims were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheet.

On February 11, 2025, the Company executed an agreement with an unrelated third party to sell certain ERC claims, and received $5,081 in net cash proceeds on February 14, 2025. If the Company does not receive an ERC claim, in whole or in part, the Company is required to repay a portion of the funds equal to the amount of the rejected claim plus interest of 10% accrued from the date of the agreement through the repayment date. The Company is entitled to receive a portion of any interest paid on its respective ERC claims through the transaction date. The factored claims are included in Other liabilities - non-current within the consolidated balance sheet as of March 31, 2025. Amounts will be recognized in the consolidated statement of operations when the claims are paid by the IRS. As of March 31, 2025, $4,921 is included in Other liabilities, non-current.

The Company retained $4,162 of ERC claims. The amount reflected in Prepaid expenses and other current assets as of March 31, 2025, of $1,978 represents the portion of retained claims that have not yet been refunded by the IRS.

During the three months ended March 31, 2025, the Company received payments on retained claims from the IRS in the amount of $2,168, plus interest on such amounts, which were recorded in other income (expense), net in the consolidated statements of operations. In addition, the IRS paid $160 of factored claims plus interest, which is also recorded in other income (expense), net in the consolidated statement of operations.
Assets Held for Sale
As of March 31, 2025 and December 31, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and is included in Prepaid expenses and other current assets in the consolidated balance sheet. The sale of the dispensary is expected to be completed within three months from March 31, 2025.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Buildings and building components	$89,158	$89,124
Land	12,956	12,956
Leasehold improvements	49,117	47,514
Machinery and equipment	23,968	23,959
Furniture, fixtures and office equipment (including computer)	23,434	22,597
Construction-in-process	3,465	2,533
Total property, plant and equipment - gross	202,098	198,683
Less: Accumulated depreciation	(58,707)	(54,620)
Total property, plant and equipment - net	$143,391	$144,063
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,502 and $4,909 for the three months ended March 31, 2025 and 2024, respectively. Interest expense capitalized to PPE totaled $62 and $0 for the three months ended March 31, 2025 and 2024, respectively.

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Operating lease assets	$18,269	$18,114
Indemnification assets	4,903	4,808
Net deferred tax assets	5,433	5,048
Deposits and escrows - properties	1,653	1,723
Deposits - equipment	402	422
Other	223	158
Total other non-current assets	$30,883	$30,273

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Deferred income - ERC (1)	$1,931	$9,181
Goods received not invoiced	3,046	4,366
Accrued employee related expenses and liabilities	5,845	4,095
Operating lease obligations	5,055	4,966
Accrued sales and excise taxes	1,519	1,928
Accrued interest	1,523	1,531
Deferred revenue (loyalty program)	1,417	1,321
Accrued professional and management fees	783	470
Other accrued expenses and current liabilities	3,793	4,928
Total accrued expenses and other current liabilities	$24,912	$32,786
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	March 31, 2025 (unaudited)	December 31, 2024
Principal amounts:
Second Lien Notes	15%	December 2026	$85,334	$80,131
Term Loans	26%	September 2026 (1)	48,500	48,500
Acquisition-related promissory notes payable	8% - 12%	October 2025 - April 2027	28,512	22,289
Mortgage loans	6% - 10%	January 2027 - April 2028	28,903	29,054
Total debt subject to scheduled repayments			191,249	179,974
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Total debt			212,749	201,474
Less: debt issuance costs and original issue discounts			(15,849)	(15,267)
Total debt, net			$196,900	$186,207
Debt, net - current portion			$3,848	$2,758
Debt, net - non-current portion			$193,052	$183,449
(1)Matures the earlier of (a) January 31, 2027 and (b) the date that is 91 days prior to the final maturity of the Second Lien Notes. The Second Lien Notes are set to mature December 2026.
(2)This amount is related to the promissory notes issued to Sammartino in connection with the acquisition of Nature's Remedy in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Second Lien Notes
In February 2025, the Company issued US$3,719 principal amount of 12% second lien notes due 2026 (“Second Lien Notes”) and C$2,000 principal amount of Second Lien Notes. The issuances of the Second Lien Notes were also accompanied by 8,010,626 five-year detached warrants to purchase the Company’s subordinate voting shares, no par value per share, in a private placement at a strike price of US$0.48 per subordinate voting share.
An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, purchased US$3,719 principal amount of Second Lien Notes for a purchase price of US$3,347, and received 5,810,938 warrants. Denis Arsenault, a significant equity holder of the Company, purchased C$2,000 of Second Lien Notes for a purchase price of C$1,800, and received 2,199,688 warrants.

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
Acquisition-related promissory notes payable
Statewide
In February 2025, in connection with an Asset Purchase Agreement with Statewide Property Holdings Ohio, LLC (“Statewide”), the Company issued a promissory note in an aggregate total principal amount of $2,161 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets in the Warren, Ohio dispensary). The promissory note provides for full principal and interest payments on the maturity date.
RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”), the Company issued a promissory note in an aggregate total principal amount of $4,063 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Mansfield, Ohio dispensary). The promissory note provides for full principal and interest payments on the maturity date.
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of March 31, 2025 was 9.5%.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage is payable monthly and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%. The interest rate as of March 31, 2025 was 8.25%.
Financial Covenants
Term Loans
The Term Loans include a financial covenant that requires the Company to maintain a minimum unrestricted cash balance as of the last day of each calendar month during the term of the Term Loans, with an initial minimum cash balance of $8,000, subject to certain “step-ups” for succeeding periods. As of March 31, 2025, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of March 31, 2025, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of March 31, 2025, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2026	2027	2028	Total
Second Lien Notes	$—	$85,334	$—	$—	$85,334
Acquisition-related promissory notes payable	175	6,223	22,114	—	28,512
Mortgage loans	506	690	9,389	18,318	28,903
Term Loans	2,425	46,075	—	—	48,500
Total debt subject to scheduled repayments	$3,106	$138,322	$31,503	$18,318	$191,249
The above table excludes the maturities of the Company’s promissory notes payable to Sammartino, as the repayment of these notes, if any, would arise in the context of a non-appealable final judgment by a court. Refer to Note 16 - Commitments and Contingencies for more information. Specifically, the promissory notes that were payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026. However, these balances are classified as long-term debt since the Company does not expect to repay these amounts within the next 12 months.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Interest expense
Interest and accretion - Second Lien Notes	$3,103	$2,748
Interest and accretion - Term Loans	3,190	—
Interest and accretion - Finance lease liabilities	2,475	2,668
Interest and accretion - Promissory notes	814	1,374
Interest and accretion - Acquisition Facility	—	2,152
Interest and accretion - Mortgage loans and other financing activities	602	706
Capitalized interest	(62)	—
Total interest expense	10,122	9,648
Interest income	(122)	(104)
Total interest expense, net	$10,000	$9,544

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the three months ended March 31, 2025.

Total Derivative Liabilities (1)
Balance as of January 1, 2025	$3,128
Derivative warrants issued (2)	1,769
Fair value changes	(637)
Reclassification to equity (2)	(1,377)
Balance as of March 31, 2025	$2,883
(1)Refer to Note 10 - Equity for the change in number of warrants during the three months ended March 31, 2025.
(2)In February 2025, the Company issued 8,010,626 warrants in connection with Second Lien Notes issuances, which were reclassified to equity upon the finalization of the exercise price in March 2025. Refer to Note 8 - Debt for more information.
The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were issued in connection with the Company’s Second Lien Notes and the Term Loans. The Derivative Warrants may be net share settled.
As of March 31, 2025 and December 31, 2024 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of March 31, 2025 and December 31, 2024.
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	March 31, 2025 (unaudited)	December 31, 2024
Stock price per share	$0.30	$0.31
Risk-free annual interest rate	3.94% - 3.98%	4.24% - 4.35%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	95%	93%
Remaining life	1.7 - 4.3 years	2 - 4.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of March 31, 2025			As of December 31, 2024
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.30	$412	$(400)	$0.31	$440	$(427)
Volatility	95%	427	(450)	93%	438	(465)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of March 31, 2025, the Company had 196,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2025	50,518,536	21,400,000	71,918,536	$1.03
Granted (1)	8,010,626	—	8,010,626	$0.48
Balance as of March 31, 2025	58,529,162	21,400,000	79,929,162	$0.98
Exercisable as of March 31, 2025	56,959,162	21,400,000	78,359,162	$0.98
(1)In February 2025, the Company issued 8,010,626 warrants in connection with Second Lien Notes issuances. Refer to Note 8 - Debt for more information.
The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of issuance:

Weighted average stock price	$0.33
Weighted average expected stock price volatility	91.8%
Expected annual dividend yield	0%
Weighted average expected life of warrants	5.0 years
Weighted average risk-free annual interest rate	4.1%
Weighted average grant date fair value	$0.22
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 8,727,669 as of March 31, 2025.
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
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2025	26,769,419	$0.79
Granted	670,000	$0.30
Cancelled/forfeited/expired	(2,728,667)	$0.76
Issued and Outstanding as of March 31, 2025	24,710,752	$0.78
Exercisable as of March 31, 2025	14,060,630	$0.96
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Three Months Ended March 31,
	2025	2024
Weighted average stock price	$0.29	$0.70
Weighted average expected stock price volatility	92.0%	77.1%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.0 years	5.1 years
Weighted average risk-free annual interest rate	4.0%	4.3%
Weighted average grant date fair value	$0.21	$0.46
Share-based Compensation Cost
The components of share-based compensation expense are as follows:

	Three Months Ended March 31,
	2025	2024
Stock options expense (forfeiture)	$(381)	$1,355
Restricted stock	—	1
Warrants	74	168
Total share-based compensation expense (forfeiture)	$(307)	$1,524
As of March 31, 2025, the Company had $1,532 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.5 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(17,015)	$(18,355)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,196,597	195,131,642

Loss per common share:
Basic and diluted	$(0.09)	$(0.09)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	25,678,241	27,653,611
Warrants (derivative liabilities and equity)	75,033,779	88,052,437
Unvested restricted stock awards	—	1,861
	100,712,020	115,707,909

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended March 31,
	2025	2024
Retail	$56,844	$57,369
Wholesale	7,002	8,090
Total revenue, net	$63,846	$65,459

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended March 31,
	2025	2024
Salaries, wages and employee related expenses	$14,149	$14,147
Depreciation and amortization expense	4,597	3,278
Rent and related expenses	3,197	2,914
Professional fees and legal expenses	1,925	2,575
Share-based compensation expense (forfeiture)	(307)	1,524
Other expenses (1)	4,085	3,773
Total operating expenses	$27,646	$28,211
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Loss before income tax	$(8,037)	$(8,608)
Income tax expense	$8,978	$9,747
Effective income tax rate	111.7%	113.2%
The Company has computed its provision for income taxes based on the actual effective rate for the three months ended March 31, 2025 and 2024 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 are not indicative of the effective income tax rate for each respective fiscal year of 2025 and 2024. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under Internal Revenue Code Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
The IRS has taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory.
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023, 2024, and 2025 tax years, the Company has taken the position that it does not owe taxes attributable to the application of 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position.
The Company has a liability for unrecognized tax benefits of $153,054 and $143,688 as of March 31, 2025 and December 31, 2024, respectively, inclusive of interest and penalties. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three months ended March 31, 2025 and 2024 was $3,049 and $2,175, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended March 31,		As of
	2025	2024	March 31, 2025 (unaudited)	December 31, 2024
Nature of transaction	Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(667)	$(577)	$(25,274)	$(20,096)
Term Loans - interest expense and principal amount (2)	$(483)	$—	$(16,000)	$(16,000)
(1)The Second Lien Notes payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor. In February 2025, an entity affiliated with the Company’s Chief Executive Officer, as well as a significant investor, each purchased additional Second Lien Notes in the principal amount of US$3,719 and C$2,000 respectively, and also received 5,810,938 warrants and 2,199,688 warrants, respectively. Refer to Note 8 - Debt for more information.
(2)The Term Loans payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer, as well as a significant investor, who each participated as Term Loan lenders in the Company’s senior secured term loan refinancing completed in July 2024 in the principal amounts of $9,000 and $7,000 respectively, and also received 3,600,000 warrants and 2,800,000 warrants, respectively. Refer to Note 8 - Debt for more information.

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of March 31, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the recent United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2025, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ’s Market Matter
On March 31, 2023, MJ’s Market, Inc. (“MJ’s”) filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings Inc. and certain of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts, as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (the “Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. On February 5, 2025, the court denied the defendants’ motion to dismiss, and the parties to the Complaint are in discovery. The Company disputes such allegations, believes it has substantial defenses and is vigorously defending against the Complaint.
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
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of March 31, 2025 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	March 31, 2025 (unaudited)	December 31, 2024
Financial liabilities: (1)
Derivative liabilities (2)	$2,883	$3,128
Contingent consideration liabilities (3)	—	5,912
Total financial liabilities	$2,883	$9,040
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, and there were no transfers between hierarchy levels during the three months ended March 31, 2025 or year ended December 31, 2024.
(2)Refer to Note 9 - Derivative Liabilities.
(3)This was related to the acquisitions of Statewide and RJK. During the three months ended March 31, 2025, the balance was reclassified as debt upon the completion of both acquisitions. Refer to Note 8 - Debt for more information.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of March 31, 2025 and December 31, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three months ended March 31, 2025 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025 (the “2024 Form 10-K”) and was also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). All amounts are expressed in U.S. dollars unless otherwise noted.
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

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2025		2024		2025 vs. 2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
REVENUE, NET	$63,846	100%	$65,459	100%	$(1,613)
COST OF GOODS SOLD	(38,071)	(60)%	(33,129)	(51)%	(4,942)
GROSS PROFIT	25,775	40%	32,330	49%	(6,555)

OPERATING EXPENSES	27,646	43%	28,211	43%	(565)

INCOME (LOSS) FROM OPERATIONS	(1,871)	(3)%	4,119	6%	(5,990)

OTHER INCOME (EXPENSE):
Interest expense, net	(10,000)	(16)%	(9,544)	(15)%	(456)
Fair value gain (loss) on derivatives	637	1%	(5,100)	(8)%	5,737
Other, net	3,197	5%	1,917	3%	1,280
Total other income (expense), net	(6,166)	(10)%	(12,727)	(19)%	6,561

LOSS BEFORE INCOME TAX	(8,037)	(13)%	(8,608)	(13)%	571
Income tax expense	(8,978)	(14)%	(9,747)	(15)%	769
NET LOSS	$(17,015)	(27)%	$(18,355)	(28)%	$1,340

LOSS PER SHARE - BASIC AND DILUTED	$(0.09)		$(0.09)		$—
Weighted average shares outstanding - basic and diluted	195,196,597		195,131,642		64,955

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Retail	$56,844	$57,369	$(525)	(1)%
Wholesale	7,002	8,090	(1,088)	(13)%
Total revenue, net	$63,846	$65,459	$(1,613)	(2)%
Revenue, net, was $63,846 compared to $65,459, a decrease of $1,613 or 2%.
Retail revenue decreased $525. While the overall units sold in our retail channel increased 6.1%, average price per unit declined. The results are primarily due to:
•a decline in sales in Illinois of $1,750 - while the average price per unit remained stable, the number of units sold decreased by approximately 13% due to increased competition as a result of new store openings by competitors in our markets since the prior quarter;
•a decline in sales in Massachusetts of $1,323 - the number of units sold decreased approximately 7% and the average price per unit declined due to continued competition and price compression;
•a decline in sales in Nevada of $708 - the number of units sold decreased by approximately 5% and the average price per unit declined which was driven by increased competition and price compression; and
•a decline in sales in Pennsylvania of $479 - while the number of units sold increased by approximately 20% driven in part by the opening of one new store in February 2025, the average price per unit declined due to increased competition and price compression.
These declines were partially offset by an increase in sales in Virginia of $1,355 primarily due to an increase in the number of units sold by approximately 19%, and an increase in sales in Ohio of $2,515 due to the transition to adult-use during the third quarter of 2024. Additionally in Ohio, beginning in the fourth quarter of 2024, our entry into management services agreement allowed us to consolidate two co-located medical and adult-use dispensaries. These dispensaries were acquired by us during the current quarter. Furthermore, we consolidated a third dispensary in Ohio which opened in February 2025 as a result of our gaining control through the management services agreement previously entered into. Including this new Ohio store, we had forty operating dispensaries in seven states as of March 31, 2025, as compared to thirty-five operating dispensaries in seven states on March 31, 2024.
Wholesale revenue decreased $1,088. The decrease is primarily attributable to a decline of $1,263 in Massachusetts due to lower bulk sales, as well as limited availability of products for third parties through our wholesale channel as we prioritized supplying our own retail stores.
Gross Profit
Gross profit was $25,775 compared to $32,330, a decrease of $6,555 or 20%. Gross profit margin decreased to 40% compared to 49%. The decrease in gross profit and gross profit margin was driven by competitive pricing pressure requiring higher discounting in our retail channel which resulted in lower sales dollars. In addition, higher production costs per unit from prior periods are being reflected in the current quarter’s cost of sales as products produced in prior quarters turn. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 54% in the prior year.

Operating Expenses
Operating expenses were $27,646 compared to $28,211, a decrease of $565 or 2%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$14,149	$14,147	$2	—%
Depreciation and amortization expense	4,597	3,278	1,319	40%
Rent and related expenses	3,197	2,914	283	10%
Professional fees and legal expenses	1,925	2,575	(650)	(25)%
Share-based compensation expense (forfeiture)	(307)	1,524	(1,831)	(120)%
Other expenses (1)	4,085	3,773	312	8%
Total operating expenses	$27,646	$28,211	$(565)	(2)%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.
Lower share-based compensation expense reflects higher forfeitures as well as lower value of share-based compensation granted. Depreciation and amortization expense increased due primarily to the amortization of our business licenses which commenced during the second quarter of 2024, as we concluded that our business licenses no longer have indefinite useful lives.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $10,000 compared to $9,544, an increase of $456, or 5%.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $637, compared to a loss of $5,100. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $3,197, compared to $1,917, a change of $1,280. The current quarter is primarily comprised of $2,850 in employee retention credit claims, including interest, received from the IRS. The prior quarter primarily includes $480 foreign exchange translation adjustment mainly relating to certain Second Lien Notes denominated in Canadian dollars, $400 reversal of legal claim accruals no longer required, and $399 gain on debt extinguishment.
Income Tax Expense
Total income tax expense was $8,978 compared to $9,747 in the prior year, a decrease of $769 or 8%. The decrease in income tax expense is primarily due to lower taxable income.

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
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; and (vii) gain/loss on debt extinguishment. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended March 31, 2025 and 2024, was $9,827 and $13,349, respectively, a decrease of $3,522 or 26%. The decrease in Adjusted EBITDA was primarily due to overall lower sales and margin, which was partially offset by payments received from the IRS in relation to employee retention credit claims.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(17,015)	$(18,355)
Income tax expense	8,978	9,747
Interest expense, net	10,000	9,544
Depreciation and amortization (1)	8,035	6,836
EBITDA (Non-GAAP)	9,998	7,772
Non-cash share-based compensation	(307)	1,524
Fair value changes in derivatives	(637)	5,100
Other (income) expense, net (2)	773	(648)
Gain on debt extinguishment	—	(399)
Adjusted EBITDA (Non-GAAP)	$9,827	$13,349

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
(2)
Includes: (i) remeasurement of contingent consideration related to acquisitions; (ii) losses (gains) on legal settlements; (iii) losses (gains) on asset disposals; (iv) foreign exchange losses (gains); (v) indemnification asset adjustments related to acquisitions; and (vi) start-up costs.

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $27,887 as of March 31, 2025.
The major components of our statements of cash flows for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash flows provided by operating activities	$7,529	$6,493	$1,036	(16)%
Net cash flows used in investing activities	(4,375)	(743)	(3,632)	(489)%
Net cash flows provided by (used in) financing activities	3,387	(6,491)	9,878	(152)%
Net change in cash, cash equivalents and restricted cash	$6,541	$(741)	$7,282	(983)%
Operating activities
Cash provided by operations was $7,529, as compared to $6,493. The increase was primarily due to factoring certain employee retention credit claims and an increase in cash flow from working capital.
Investing activities
Net cash used in investing activities was $4,375 compared to $743. The current year includes $4,021 for the payments of property, plant and equipment for use in our operations, and $354 of intangible assets acquired. The prior year includes $1,077 for the payments of property, plant and equipment for use in our operations partially offset by $334 in proceeds from the sale of assets.

Financing activities
Net cash provided by financing activities was $3,387 compared to net cash used in financing activities of $6,491.
The current year cash flows provided by financing activities includes $4,608 of net proceeds from Second Lien Notes, which was partially offset by $465 in net finance lease obligation payments, $603 in payments of other financing activities, and $153 in payments of mortgage-related debt.
The prior year net cash flows used in financing activities includes $2,750 in payments on promissory notes in a note exchange, $2,438 payments related to the Acquisition Facility debt, $728 in net finance lease obligation payments, $586 in payments of other financing activities, and $37 in payments of mortgage-related debt, partially offset by $46 in proceeds from other financing activities and $2 of proceeds from exercise of options.
Liquidity
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. During the three months ended March 31, 2025, we enhanced liquidity by factoring certain employee retention credit claims and we also issued Second Lien Notes - refer to Note 4 - Prepaid Expenses and Other Current Assets and Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time. Depending on our future results of operations, we may need to engage in additional equity financing or other debt refinancing transactions in the longer term beyond twelve months, although there can be no assurances that such additional debt or equity financing may be obtained on favorable terms when required, if at all.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2025, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 8 - Debt and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2024 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed under the heading “Risk Factors”, which are included in the 2024 Form 10-K, which was also filed on SEDAR. The risks described therein and herein are not the only ones we face. Other than set forth herein, there have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
In February 2025, the Company issued 8,010,626 five-year warrants to purchase SVS of the Company (the “Warrants”) at a strike price of $0.48 per SVS. We issued the Warrants in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), in Section 4(a)(2) of the Securities Act and/or Regulation D and Regulation S thereunder. The Warrants were issued by the Company in connection with, but were detached from, the 12% second lien notes due 2026 (“Second Lien Notes”). Refer to Note 8 - Debt for additional information. An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, Chairman and Founder, purchased additional Second Lien Notes and received 5,810,938 Warrants, and Denis Arsenault, a Founder and significant equity holder of the Company, purchased additional Second Lien Notes and received 2,199,688 Warrants.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(c)
Insider trading arrangements
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1(a)	Form of Common Stock Purchase Warrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 8-K filed on February 18, 2025

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: May 8, 2025	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)