Form 10-Q
period 2025-06-30
Jushi Holdings Inc.
filed 2025-08-05
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
or
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

As of July 30, 2025, the registrant had 196,696,597 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended June 30, 2025

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
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s history of operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2025, for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,206	$19,521
Accounts receivable, net	791	1,461
Inventory, net	34,226	36,138
Prepaid expenses and other current assets	6,005	15,030
Total current assets	64,228	72,150
NON-CURRENT ASSETS:
Property, plant and equipment, net	144,730	144,063
Right-of-use assets - finance leases	59,178	60,627
Other intangible assets, net	97,024	100,472
Goodwill	30,910	30,910
Other non-current assets	34,274	30,273
Restricted cash - non-current	2,025	1,825
Total non-current assets	368,141	368,170
Total assets	$432,369	$440,320

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,376	$21,459
Accrued expenses and other current liabilities	26,858	32,786
Income tax payable	1,772	2,299
Debt, net - current portion (including related party principal amounts of $1,600 and $800 as of June 30, 2025 and December 31, 2024, respectively)	7,088	2,758
Finance lease obligations - current	10,028	9,593
Total current liabilities	63,122	68,895
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $40,320 and $35,296 as of June 30, 2025 and December 31, 2024, respectively)	192,826	183,449
Finance lease obligations - non-current	53,397	52,742
Derivative liabilities - non-current	3,070	3,128
Unrecognized tax benefits	162,785	143,688
Other liabilities - non-current	35,006	38,653
Total non-current liabilities	447,084	421,660
Total liabilities	510,206	490,555
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,696,597 and 196,696,597 Subordinate Voting Shares as of June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	509,830	508,386
Accumulated deficit	(587,967)	(558,621)
Total Jushi shareholders' deficit	(78,137)	(50,235)
Non-controlling interests	300	—
Total deficit	(77,837)	(50,235)
Total liabilities and equity (deficit)	$432,369	$440,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE, NET	$65,046	$64,595	$128,892	$130,054
COST OF GOODS SOLD	(36,122)	(32,029)	(74,193)	(65,158)
GROSS PROFIT	28,924	32,566	54,699	64,896

OPERATING EXPENSES	25,322	24,162	52,968	52,373

INCOME FROM OPERATIONS	3,602	8,404	1,731	12,523

OTHER INCOME (EXPENSE):
Interest expense, net	(10,219)	(9,071)	(20,219)	(18,615)
Fair value gain (loss) on derivatives	(187)	5,312	450	212
Other, net	4,401	2,746	7,598	4,663
Total other income (expense), net	(6,005)	(1,013)	(12,171)	(13,740)

INCOME (LOSS) BEFORE INCOME TAX	(2,403)	7,391	(10,440)	(1,217)
Income tax expense	(9,928)	(9,329)	(18,906)	(19,076)
NET LOSS	$(12,331)	$(1,938)	$(29,346)	$(20,293)

LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.01)	$(0.15)	$(0.10)
Weighted average shares outstanding - basic and diluted	195,196,597	195,138,473	195,196,597	195,135,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Six Months Ended June 30, 2025
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2025	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	300	300
Net loss	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	$509,456	$(575,636)	$(66,180)	$300	$(65,880)
Share-based compensation (including related parties)	—	374	—	374	—	374
Net loss	—	—	(12,331)	(12,331)	—	(12,331)
Balances - June 30, 2025	196,696,597	$509,830	$(587,967)	$(78,137)	$300	$(77,837)

	Six Months Ended June 30, 2024
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2024	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	3,333	2	—	2	—	2
Share-based compensation (including related parties)	—	1,524	—	1,524	—	1,524
Issuance of warrants	—	863	—	863	—	863
Net loss	—	—	(18,355)	(18,355)	—	(18,355)
Balances - March 31, 2024	196,634,931	$506,001	$(528,199)	$(22,198)	$(1,387)	$(23,585)
Shares issued upon exercise of stock options	8,333	5	—	5	—	5
Share-based compensation (including related parties)	—	347	—	347	—	347
Deconsolidation of Jushi Europe	—	—	—	—	1,387	1,387
Net loss	—	—	(1,938)	(1,938)	—	(1,938)
Balances - June 30, 2024	196,643,264	$506,353	$(530,137)	$(23,784)	$—	$(23,784)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,346)	$(20,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	16,002	14,213
Share-based compensation	67	1,871
Fair value changes in derivatives	(450)	(212)
Non-cash interest expense, including amortization of deferred financing costs	4,632	3,303
Deferred income taxes and uncertain tax positions	17,583	17,953
Gain on debt extinguishment	—	(399)
Gain on asset disposals	(3,009)	(1,010)
Gain on deconsolidation of Jushi Europe	—	(1,896)
Other non-cash items, net	(531)	(1,601)
Changes in operating assets and liabilities:
Accounts receivable	942	1,393
Inventory	2,086	(6,679)
Prepaid expenses and other current and non-current assets	384	(68)
Accounts payable, accrued expenses and other current liabilities	(2,766)	5,466
Net cash flows provided by operating activities	5,594	12,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(8,137)	(1,764)
Investments in intangible assets	(647)	—
Proceeds from sale of assets	3,950	2,723
Net cash flows (used in) provided by investing activities	(4,834)	959
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second lien notes, net of debt discount of $512	4,608	—
Proceeds from exercise of options	—	7
Payments on promissory notes	—	(2,750)
Payments on acquisition related credit facility	—	(4,875)
Payments of finance leases	(925)	(1,212)
Payments of mortgage loans	(297)	(143)
Proceeds from other financing activities	750	628
Payments of other financing activities	(1,011)	(930)
Net cash flows provided by (used in) financing activities	3,125	(9,275)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,885	3,725
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	21,346	31,305
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$25,231	$35,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$15,171	$14,998
Cash paid (received) for income taxes	$1,403	$(3,829)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,648	$1,246
Right-of-use assets from finance lease liabilities	$1,738	$386
Issuance of promissory notes for acquisitions	$5,909	$—
Warrants issued for second lien notes	$1,769	$—
Issuance of second lien notes for debt exchange	$—	$4,750
Warrants issued for debt exchange	$—	$863
Property, plant and equipment from finance lease liabilities	$628	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of June 30, 2025, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH”. The Company’s SVS trade in the United States on the OTCQX® Best Market (“OTCQX”) under the symbol “JUSHF”.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2025 (unaudited)	December 31, 2024
Cash and cash equivalents	$23,206	$19,521
Restricted cash - non-current	2,025	1,825
Cash, cash equivalents and restricted cash	$25,231	$21,346
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and related disclosures.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

3. INVENTORY, NET
The components of inventory, net, are as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Cannabis plants	$3,070	$3,621
Harvested cannabis and packaging	8,946	11,290
Total raw materials	12,016	14,911
Work in process	7,046	4,493
Finished goods	15,164	16,734
Total inventory, net	$34,226	$36,138

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Prepaid expenses and deposits	$2,862	$3,452
Employee retention credit receivable	1,809	9,181
Assets held for sale	—	611
Other current assets	1,334	1,786
Total prepaid expenses and other current assets	$6,005	$15,030
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

On February 11, 2025, the Company executed an agreement with an unrelated third party to sell certain ERC claims, and received $5,081 in net cash proceeds on February 14, 2025. If the Company does not receive an ERC claim, in whole or in part, the Company is required to repay a portion of the funds equal to the amount of the rejected claim plus interest of 10% accrued from the date of the agreement through the repayment date. The Company is entitled to receive a portion of any interest paid on its respective ERC claims through the transaction date. The factored claims are included in Other liabilities - non-current within the consolidated balance sheet as of June 30, 2025. Amounts will be recognized in the consolidated statements of operations when the claims are paid by the IRS. As of June 30, 2025, $1,958 is included in Other liabilities, non-current.

The Company retained $4,162 of ERC claims. The amount reflected in Prepaid expenses and other current assets as of June 30, 2025, of $1,809 represents the portion of retained claims that have not yet been refunded by the IRS.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
During the three and six months ended June 30, 2025, the Company received payments on retained claims from the IRS in the amount of $306 and $2,474, respectively, plus interest on such amounts, which were recorded in other income (expense), net in the consolidated statements of operations. In addition, during the three and six months ended June 30, 2025, the IRS paid $2,963 and $3,124, respectively, of factored claims plus interest on such amounts, which is also recorded in other income (expense), net in the consolidated statements of operations.
Assets Held for Sale
As of December 31, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and is included in Prepaid expenses and other current assets in the consolidated balance sheet. In May 2025, the Company sold the assets for a net gain of $2,243, which was recorded in the operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2025.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Buildings and building components	$91,273	$89,124
Land	12,956	12,956
Leasehold improvements	50,958	47,514
Machinery and equipment	24,054	23,959
Furniture, fixtures and office equipment (including computer)	23,819	22,597
Construction-in-process	4,796	2,533
Total property, plant and equipment - gross	207,856	198,683
Less: Accumulated depreciation	(63,126)	(54,620)
Total property, plant and equipment - net	$144,730	$144,063
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,435 and $4,974 for the three months ended June 30, 2025 and 2024, respectively, and $8,937 and $9,883 for the six months ended June 30, 2025 and 2024, respectively. Interest expense capitalized to PPE totaled $43 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $105 and $0 for the six months ended June 30, 2025 and 2024, respectively.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Operating lease assets	$20,940	$18,114
Indemnification assets	4,999	4,808
Net deferred tax assets	5,672	5,048
Deposits and escrows - properties	1,704	1,723
Deposits - equipment	402	422
Other	557	158
Total other non-current assets	$34,274	$30,273

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Deferred income - ERC (1)	$1,625	$9,181
Goods received not invoiced	2,768	4,366
Accrued employee related expenses and liabilities	5,070	4,095
Operating lease obligations	5,493	4,966
Accrued sales and excise taxes	1,807	1,928
Accrued interest	1,592	1,531
Deferred revenue (loyalty program)	1,465	1,321
Accrued professional and management fees	907	470
Other accrued expenses and current liabilities	6,131	4,928
Total accrued expenses and other current liabilities	$26,858	$32,786
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	June 30, 2025 (unaudited)	December 31, 2024
Principal amounts:
Second Lien Notes	17%	December 2026	$86,209	$80,131
Term Loans	26%	September 2026 (1)	48,500	48,500
Acquisition-related promissory notes payable	8% - 14%	October 2025 - April 2027	28,512	22,289
Mortgage loans	6% - 10%	January 2027 - April 2028	28,759	29,054
Total debt subject to scheduled repayments			191,980	179,974
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Total debt			213,480	201,474
Less: debt issuance costs and original issue discounts			(13,566)	(15,267)
Total debt, net			$199,914	$186,207
Debt, net - current portion			$7,088	$2,758
Debt, net - non-current portion			$192,826	$183,449
(1)Matures the earlier of (a) January 31, 2027 and (b) the date that is 91 days prior to the final maturity of the Second Lien Notes. The Second Lien Notes are set to mature December 2026.
(2)This amount is related to the promissory notes issued to Sammartino Investments LLC (“Sammartino”) in connection with the acquisition of Nature's Remedy of Massachusetts, Inc. (“Nature's Remedy”) in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies for more information.
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
In February 2025, in connection with an Asset Purchase Agreement with Statewide Property Holdings Ohio, LLC (“Statewide”), the Company issued a promissory note in an aggregate total principal amount of $2,161 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Warren, Ohio dispensary). Following the third closing in June 2025, the promissory note, which provides for full principal and interest payments on the maturity date, will mature in June 2026.
RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”), the Company issued a promissory note in an aggregate total principal amount of $4,063 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Mansfield, Ohio dispensary). The promissory note provides for full principal and interest payments on the one-year anniversary of the third closing date.
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of June 30, 2025 was 9.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia. The Manassas Mortgage is payable monthly and will mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%, with a floor rate of not less than 8.25%. The interest rate as of June 30, 2025 was 8.25%.
Financial Covenants
Term Loans
The Term Loans include a financial covenant that requires the Company to maintain a minimum unrestricted cash balance as of the last day of each calendar month during the term of the Term Loans, with an initial minimum cash balance of $8,000, subject to certain “step-ups” for succeeding periods. As of June 30, 2025, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of June 30, 2025, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Annual Maturities
As of June 30, 2025, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2026	2027	2028	Total
Second Lien Notes	$—	$86,209	$—	$—	$86,209
Term Loans	2,425	46,075	—	—	48,500
Acquisition-related promissory notes payable	175	6,223	22,114	—	28,512
Mortgage loans	338	689	9,396	18,336	28,759
Total debt subject to scheduled repayments	$2,938	$139,196	$31,510	$18,336	$191,980
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
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense
Interest and accretion - Second Lien Notes	$3,390	$2,927	$6,493	$5,675
Interest and accretion - Term Loans	2,930	—	6,120	—
Interest and accretion - Finance lease liabilities	2,523	2,404	4,998	5,072
Interest and accretion - Promissory notes	921	1,282	1,735	2,656
Interest and accretion - Acquisition Facility	—	2,035	—	4,187
Interest and accretion - Mortgage loans and other financing activities	605	670	1,207	1,376
Capitalized interest	(43)	—	(105)	—
Total interest expense	10,326	9,318	20,448	18,966
Interest income	(107)	(247)	(229)	(351)
Total interest expense, net	$10,219	$9,071	$20,219	$18,615

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the six months ended June 30, 2025.

Total Derivative Liabilities (1)
Balance as of January 1, 2025	$3,128
Derivative warrants issued (2)	1,769
Fair value changes	(450)
Reclassification to equity (2)	(1,377)
Balance as of June 30, 2025	$3,070
(1)Refer to Note 10 - Equity for the change in number of warrants during the six months ended June 30, 2025.
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
As of June 30, 2025 and December 31, 2024 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of June 30, 2025 and December 31, 2024.
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	June 30, 2025 (unaudited)	December 31, 2024
Stock price per share	$0.32	$0.31
Risk-free annual interest rate	3.74% - 3.84%	4.24% - 4.35%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	96%	93%
Remaining life	1.4 - 4.1 years	2 - 4.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of June 30, 2025			As of December 31, 2024
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.32	$437	$(424)	$0.31	$440	$(427)
Volatility	96%	440	(464)	93%	438	(465)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of June 30, 2025, the Company had 196,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2025	50,518,536	21,400,000	71,918,536	$1.03
Granted (1)	8,010,626	—	8,010,626	$0.48
Balance as of June 30, 2025	58,529,162	21,400,000	79,929,162	$0.98
Exercisable as of June 30, 2025	57,059,162	21,400,000	78,459,162	$0.98
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
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 9,129,669 as of June 30, 2025.
Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.

The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2025	26,769,419	$0.79
Granted	840,000	$0.30
Cancelled/forfeited/expired	(3,300,667)	$0.78
Issued and Outstanding as of June 30, 2025	24,308,752	$0.77
Exercisable as of June 30, 2025	14,284,967	$0.95
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Six Months Ended June 30,
	2025	2024
Weighted average stock price	$0.29	$0.70
Weighted average expected stock price volatility	92.0%	77.9%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.0 years	5.1 years
Weighted average risk-free annual interest rate	4.0%	4.3%
Weighted average grant date fair value	$0.21	$0.46
Share-based Compensation Cost
The components of share-based compensation expense (forfeiture), net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$307	$594	$(74)	$1,949
Restricted stock	—	1	—	2
Warrants	67	(248)	141	(80)
Total share-based compensation expense (forfeiture), net	$374	$347	$67	$1,871
As of June 30, 2025, the Company had $1,128 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.7 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(12,331)	$(1,938)	$(29,346)	$(20,293)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,196,597	195,138,473	195,196,597	195,135,057

Loss per common share:
Basic and diluted	$(0.06)	$(0.01)	$(0.15)	$(0.10)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	24,545,305	28,027,491	25,108,643	27,840,551
Warrants (derivative liabilities and equity)	79,929,162	88,564,891	77,494,994	88,237,693
Unvested restricted stock awards	—	1,861	—	1,861
	104,474,467	116,594,243	102,603,637	116,080,105

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenues are comprised of cannabis sales from its dispensaries. The Company’s wholesale revenues are comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail	$59,440	$56,992	$116,284	$114,361
Wholesale	5,606	7,603	12,608	15,693
Total revenue, net	$65,046	$64,595	$128,892	$130,054

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries, wages and employee related expenses	$14,591	$14,192	$28,740	$28,339
Depreciation and amortization expenses	4,593	3,827	9,190	7,105
Rent and related expenses	3,034	2,961	6,231	5,875
Professional fees and legal expenses	1,855	1,606	3,780	4,181
Share-based compensation expense	374	347	67	1,871
Gain on asset disposals and lease terminations	(3,424)	(2,626)	(3,298)	(2,676)
Other expenses (1)	4,299	3,855	8,258	7,678
Total operating expenses	$25,322	$24,162	$52,968	$52,373
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income tax	$(2,403)	$7,391	$(10,440)	$(1,217)
Income tax expense	$9,928	$9,329	$18,906	$19,076
Effective income tax rate	413.2%	126.2%	181.1%	1567.5%
The Company has computed its provision for income taxes based on the actual effective rate for the three and six months ended June 30, 2025 and 2024 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and six months ended June 30, 2025 and 2024 are not indicative of the effective income tax rate for each respective fiscal year of 2025 and 2024. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under Internal Revenue Code Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has a liability for unrecognized tax benefits of $162,785 and $143,688 as of June 30, 2025 and December 31, 2024, respectively, inclusive of interest and penalties. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and six months ended June 30, 2025 was $2,987 and $6,036, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and six months ended June 30, 2024 was $2,277 and $4,452, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2025	2024	2025	2024	June 30, 2025 (unaudited)	December 31, 2024
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(780)	$(575)	$(1,447)	$(1,152)	$(25,920)	$(20,096)
Term Loans - interest expense and principal amount (2)	$(489)	$—	$(972)	$—	$(16,000)	$(16,000)
(1)The Second Lien Notes payable and the related interest expense include amounts related to the Company’s Chief Executive Officer, as well as a significant investor. In February 2025, an entity affiliated with the Company’s Chief Executive Officer, as well as a significant investor, each purchased additional Second Lien Notes in the principal amount of US$3,719 and C$2,000 respectively, and also received 5,810,938 warrants and 2,199,688 warrants, respectively. Refer to Note 8 - Debt for more information.
(2)The Term Loans payable and the related interest expense include amounts related to the Company’s Chief Executive Officer, as well as a significant investor, who each participated as Term Loan lenders in the Company’s senior secured term loan refinancing completed in July 2024 in the principal amounts of $9,000 and $7,000 respectively, and also received 3,600,000 warrants and 2,800,000 warrants, respectively. Refer to Note 8 - Debt for more information.

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of June 30, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the recent United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2025, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of June 30, 2025 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	June 30, 2025 (unaudited)	December 31, 2024
Financial liabilities: (1)
Derivative liabilities (2)	$3,070	$3,128
Contingent consideration liabilities (3)	—	5,912
Total financial liabilities	$3,070	$9,040
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, and there were no transfers between hierarchy levels during the six months ended June 30, 2025 or year ended December 31, 2024.
(2)Refer to Note 9 - Derivative Liabilities.
(3)This was related to the acquisitions of Statewide and RJK. During the six months ended June 30, 2025, the balance was reclassified as debt as of the second closing for both acquisitions. Refer to Note 8 - Debt for more information.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of June 30, 2025 and December 31, 2024, respectively.

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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

19. SUBSEQUENT EVENTS
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of these changes on its consolidated financial statements but expects that they will result in a favorable impact on current taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and six months ended June 30, 2025 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2025 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025 (the “2024 Form 10-K”) and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 6, 2025. All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars)

Sale of Non-core Assets
In May 2025, we completed the sale of certain non-core assets for one of our dispensary licenses in Nevada and received $3,000 in proceeds.

Ohio
In the fourth quarter of 2024, we entered into two definitive agreements to purchase assets in the state of Ohio for four dispensary licenses. During the six months ended June 30, 2025, ownership of three of the dispensary licenses was transferred to us, with the fourth transfer of ownership expected in the second half of 2025.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,					Six Months Ended June 30,
	2025		2024		2025 vs. 2024	2025		2024		2025 vs. 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	Amount	% of Revenue	Amount	% of Revenue	$ Change
REVENUE, NET	$65,046	100%	$64,595	100%	$451	$128,892	100%	$130,054	100%	$(1,162)
COST OF GOODS SOLD	(36,122)	(56)%	(32,029)	(50)%	(4,093)	(74,193)	(58)%	(65,158)	(50)%	(9,035)
GROSS PROFIT	28,924	44%	32,566	50%	(3,642)	54,699	42%	64,896	50%	(10,197)

OPERATING EXPENSES	25,322	39%	24,162	37%	1,160	52,968	41%	52,373	40%	595

INCOME FROM OPERATIONS	3,602	6%	8,404	13%	(4,802)	1,731	1%	12,523	10%	(10,792)

OTHER INCOME (EXPENSE):
Interest expense, net	(10,219)	(16)%	(9,071)	(14)%	(1,148)	(20,219)	(16)%	(18,615)	(14)%	(1,604)
Fair value gain (loss) on derivatives	(187)	—%	5,312	8%	(5,499)	450	—%	212	—%	238
Other, net	4,401	7%	2,746	4%	1,655	7,598	6%	4,663	4%	2,935
Total other income (expense), net	(6,005)	(9)%	(1,013)	(2)%	(4,992)	(12,171)	(9)%	(13,740)	(11)%	1,569

INCOME (LOSS) BEFORE INCOME TAX	(2,403)	(4)%	7,391	11%	(9,794)	(10,440)	(8)%	(1,217)	(1)%	(9,223)
Income tax expense	(9,928)	(15)%	(9,329)	(14)%	(599)	(18,906)	(15)%	(19,076)	(15)%	170
NET LOSS	$(12,331)	(19)%	$(1,938)	(3)%	(10,393)	$(29,346)	(23)%	$(20,293)	(16)%	(9,053)

LOSS PER SHARE - BASIC AND DILUTED	$(0.06)		$(0.01)		$(0.05)	$(0.15)		$(0.10)		$(0.05)
Weighted average shares outstanding - basic and diluted	195,196,597		195,138,473		58,124	195,196,597		195,135,057		61,540

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Retail	$59,440	$56,992	$2,448	4%
Wholesale	5,606	7,603	(1,997)	(26)%
Total revenue, net	$65,046	$64,595	$451	1%
Total revenue, net, was $65,046 compared to $64,595, an increase of $451 or 1%.

Retail revenue increased $2,448. While the overall units sold in our retail channel increased by approximately 8%, the average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Virginia of $1,780 primarily due to an increase in the number of units sold by approximately 23% driven in part by an increase in revenue generated from deliveries both within and outside our health service area, partially offset by a decline in the average price per unit; and
•An increase in sales in Ohio of $4,112 due to the transition to adult-use during the third quarter of 2024. Additionally in Ohio, beginning in the fourth quarter of 2024, our entry into management services agreements allowed us to consolidate two co-located medical and adult-use dispensaries. These dispensaries were acquired by us in February 2025. Furthermore in Ohio, we consolidated a third dispensary which opened in February 2025, and a fourth dispensary which opened in April 2025, as a result of our gaining control through the management services agreements previously entered into. The third dispensary was acquired by us in June 2025.
These increases in retail revenue were partially offset by:
•A decline in sales in Illinois of $1,834 - while the average price per unit remained relatively flat, the number of units sold decreased by approximately 15% due to competitors opening new stores in our markets since the beginning of 2024;
•A decline in sales in Nevada of $811 - the number of units sold decreased by approximately 5% driven in part by the closure of one dispensary in May 2025, and the average price per unit declined as we increased our use of promotions due to continued competition; and
•A decline in sales in Massachusetts of $736 - the number of units sold decreased by approximately 5% and the average price per unit declined as we increased our use of promotions due to continued competition.
Additionally, while retail revenue in Pennsylvania remained relatively flat, the number of units sold increased by approximately 15% driven primarily by the opening of one new dispensary in February 2025. However, the average price per unit declined due to increased competition and price compression.
Including the Ohio dispensary that is currently being operated through a management services agreement, we ended the quarter with forty operating dispensaries in seven states, as compared to thirty-five in seven states on June 30, 2024.
Wholesale revenue decreased $1,997. The decrease is primarily attributable to a decline of $1,518 in Virginia due to limited availability of products available to third parties through our wholesale channel as we prioritized supplying our retail stores, and delays from the state mandated seed-to-sale inventory tracking system conversion which prevented shipments to certain customers close to the end of the quarter. Additionally, bulk cannabis flower sales declined $544 in Massachusetts.

Gross Profit
Gross profit was $28,924 compared to $32,566, a decrease of $3,642 or 11%. Gross profit margin decreased to 44% compared to 50%. The decreases in gross profit and gross profit margin were driven by continued competitive pricing pressure requiring higher discounting in our retail channel. In addition, higher production costs per unit from prior periods are being reflected in the current quarter’s cost of sales as products produced in prior quarters turn. These decreases were partially offset by higher gross profit and gross profit margin in Ohio as a result of new dispensary openings, as well as lower costs following the ramping up of our grower processor facility in 2024 to support the transition to adult-use. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 56% in the prior year.
Operating Expenses
Operating expenses were $25,322 compared to $24,162, an increase of $1,160 or 5%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$14,591	$14,192	$399	3%
Depreciation and amortization expenses	4,593	3,827	766	20%
Rent and related expenses	3,034	2,961	73	2%
Professional fees and legal expenses	1,855	1,606	249	16%
Share-based compensation expense	374	347	27	8%
Gain on asset disposals and lease terminations	(3,424)	(2,626)	(798)	30%
Other expenses (1)	4,299	3,855	444	12%
Total operating expenses	$25,322	$24,162	$1,160	5%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.

Depreciation and amortization expense increased primarily due to amortization of our business licenses which commenced on June 1, 2024, as we concluded that our business licenses no longer have indefinite useful lives, and higher operating expenses relating to new dispensary openings. These increases were partially offset by higher gains on the sale of non-core assets.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $10,219 compared to $9,071, an increase of $1,148, or 13%. The increase in interest expense, net is primarily due to the $48,500 in secured term loans (the “Term Loans”) which were issued in July 2024, which was partially offset by the decrease in interest expense from the repayment of the Company’s previous secured credit facility (the “Acquisition Facility”) in July 2024.
Fair Value gain (loss) on Derivatives
Fair value loss on derivatives was $187, compared to a gain of $5,312. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.

Other, Net
Other, net was an income of $4,401, compared to an income of $2,746, a change of $1,655. The current quarter is primarily comprised of $3,981 in employee retention credit claims, including interest, received from the Internal Revenue Service (“IRS”), and $914 gain on sale of a non-core asset. The prior quarter is primarily comprised of $1,896 gain on Jushi Europe SA (“Jushi Europe”) deconsolidation.
Income Tax Expense
Total income tax expense was $9,928 compared to $9,329 in the prior year, an increase of $599 or 6%. The increase in income tax expense is primarily due to an increase in taxable income.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Retail	$116,284	$114,361	$1,923	2%
Wholesale	12,608	15,693	(3,085)	(20)%
Total revenue, net	$128,892	$130,054	$(1,162)	(1)%
Revenue, net, was $128,892 compared to $130,054, a decrease of $1,162 or 1%.
Retail revenue increased $1,923. While the overall units sold in our retail channel increased by approximately 7%, average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Virginia of $3,134 due to an increase in the number of units sold by approximately 21% driven in part by an increase in revenue generated from deliveries both within and outside our health service area, partially offset by a decline in the average price per unit; and
•An increase in sales in Ohio of $6,627 due to the transition to adult-use during the third quarter of 2024. Additionally in Ohio, beginning in the fourth quarter of 2024, our entry into management services agreement allowed us to consolidate two co-located medical and adult-use dispensaries. These dispensaries were acquired by us in February 2025. Furthermore in Ohio, we consolidated a third dispensary which opened in February 2025, and a fourth dispensary which opened in April 2025 as a result of our gaining control through the management services agreements previously entered into. The third dispensary was acquired by us in June 2025.
These increases were partially offset by:
•A decline in sales in Illinois of $3,584 - while the average price per unit remained relatively flat, the number of units sold decreased by approximately 14% due to new store openings by competitors in our markets since the beginning of 2024;
•A decline in sales in Massachusetts of $2,060 - the number of units sold decreased by approximately 6% and the average price per unit declined due to continued competition and price compression;
•A decline in sales in Nevada of $1,519 - the number of units sold decreased by approximately 5% driven in part by the closure of one dispensary in May 2025, and the average price per unit declined as we increased our use of promotions due to continued competition; and

•A decline in sales in Pennsylvania of $470 - while the number of units sold increased by approximately 17% driven in part by the opening of one new dispensary in February 2025, the average price per unit declined due to increased competition and price compression.
Wholesale revenue decreased $3,085. The decrease is primarily attributable to a decline of $1,807 in Massachusetts due to lower bulk cannabis flower sales, and a decline of $1,812 in Virginia due to limited availability of products for third parties through our wholesale channel as we prioritized supplying our own retail stores, and delays from the state mandated seed-to-sale inventory tracking system conversion which prevented shipments to certain customers close to the end of the quarter.
Gross Profit
Gross profit was $54,699 compared to $64,896, a decrease of $10,197 or 16%. Gross profit margin decreased to 42% compared to 50%. The decrease in gross profit and gross profit margin was driven by continued competitive pricing pressure requiring higher discounting in our retail channel. In addition, higher production costs per unit from prior periods are being reflected in the current year’s cost of sales as products produced in prior periods turn. These decreases were partially offset by higher gross profit and gross profit margin in Ohio as a result of new dispensary openings, as well as lower costs following the ramping up our grower processor facility in 2024 to support the transition to adult-use. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 55% in the prior year.
Operating Expenses
Operating expenses were $52,968 compared to $52,373, an increase of $595 or 1%. The following table presents information on our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$28,740	$28,339	$401	1%
Depreciation and amortization expenses	9,190	7,105	2,085	29%
Rent and related expenses	6,231	5,875	356	6%
Professional fees and legal expenses	3,780	4,181	(401)	(10)%
Share-based compensation expense	67	1,871	(1,804)	(96)%
Gain on asset disposals and lease terminations	(3,298)	(2,676)	(622)	23%
Other expenses (1)	8,258	7,678	580	8%
Total operating expenses	$52,968	$52,373	$595	1%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and conferences and other.
Depreciation and amortization expense increased due primarily to the amortization of our business licenses which commenced on June 1, 2024, as we concluded that our business licenses no longer have indefinite useful lives. Lower share-based compensation expense reflects higher forfeitures as well as lower value of share-based compensation granted.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $20,219 compared to $18,615, an increase of $1,604, or 9%. The increase in interest expense, net is primarily due to the Term Loans which were issued in July 2024, which was partially offset by the decrease in interest expense from the repayment of the Acquisition Facility in July 2024.

Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $450, compared to a gain of $212. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $7,598, compared to an income of $4,663, a change of $2,935. The current period is primarily comprised of $6,831 in employee retention credit claims, including interest, received from the IRS, $914 gain on sale of a non-core asset, partially offset by $886 foreign exchange translation loss in relation to certain 12% second lien notes due 2026 (the “Second Lien Notes”) denominated in Canadian dollars. The prior period primarily relates to $1,896 gain on Jushi Europe deconsolidation and $680 foreign exchange translation gain in relation to certain Second Lien Notes denominated in Canadian dollars.
Income Tax Expense
Total income tax expense was $18,906 compared to $19,076 in the prior year, a decrease of $170 or 1%.
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
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended June 30, 2025 and 2024, was $13,714 and $14,478, respectively, a decrease of $764 or 5%. Adjusted EBITDA for the six months ended June 30, 2025 and 2024, was $23,542 and $27,827, respectively, a decrease of $4,285 or 15%. The decrease in Adjusted EBITDA was primarily due to overall lower margin, which was partially offset by payments received from the IRS in relation to employee retention credit claims.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(12,331)	$(1,938)	$(29,346)	$(20,293)
Income tax expense	9,928	9,329	18,906	19,076
Interest expense, net	10,219	9,071	20,219	18,615
Depreciation and amortization (1)	7,967	7,377	16,002	14,213
EBITDA (Non-GAAP)	15,783	23,839	25,781	31,611
Non-cash share-based compensation	374	347	67	1,871
Fair value changes in derivatives	187	(5,312)	(450)	(212)
Tangible long-lived asset impairment	—	157	—	157
Other (income) expense, net (2)	(2,630)	(2,657)	(1,856)	(3,305)
Gain on debt extinguishment	—	—	—	(399)
Gain on deconsolidation of Jushi Europe	—	(1,896)	—	(1,896)
Adjusted EBITDA (Non-GAAP)	$13,714	$14,478	$23,542	$27,827

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $25,231 as of June 30, 2025.
The major components of our statements of cash flows for the six months ended June 30, 2025 and 2024, are as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash flows provided by operating activities	$5,594	$12,041	$(6,447)	(54)%
Net cash flows (used in) provided by investing activities	(4,834)	959	(5,793)	(604)%
Net cash flows provided by (used in) financing activities	3,125	(9,275)	12,400	134%
Net change in cash, cash equivalents and restricted cash	$3,885	$3,725	$160	4%
Operating activities
Cash provided by operations was $5,594, as compared to $12,041. The decrease was primarily due to a decline in our operating results.
Investing activities
Net cash used in investing activities was $4,834 compared to net cash provided by investing activities of $959. The current year includes $8,137 for the payments of property, plant and equipment for use in our operations, and $647 of intangible assets acquired, which were partially offset by $3,950 proceeds from sale of non-core assets. The prior year includes $1,764 for the payments of property, plant and equipment for use in our operations, which was more than offset by $2,723 in proceeds from the sale of non-core assets.

Financing activities
Net cash provided by financing activities was $3,125 compared to net cash used in financing activities of $9,275.
The current year cash flows provided by financing activities includes $4,608 of net proceeds from Second Lien Notes and $750 in proceeds from other financing activities, which were partially offset by $925 in net finance lease obligation payments, $1,011 in payments of other financing activities, and $297 in payments of mortgage-related debt.
The prior year net cash flows used in financing activities includes $9,910 in payments, partially offset by $635 of proceeds from other financing activities.
Liquidity
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. During the six months ended June 30, 2025, we enhanced liquidity by factoring certain employee retention credit claims and we also issued Second Lien Notes - refer to Note 4 - Prepaid Expenses and Other Current Assets and Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time. Depending on our future results of operations, we may need to engage in additional equity financing or other debt refinancing transactions in the longer term beyond twelve months, although there can be no assurances that such additional debt or equity financing may be obtained on favorable terms when required, if at all.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2025, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 8 - Debt and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2024 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(c)
Insider trading arrangements
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: August 5, 2025	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)