Form 10-Q
period 2025-09-30
Jushi Holdings Inc.
filed 2025-11-04
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
or
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

As of October 30, 2025, the registrant had 196,696,597 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended September 30, 2025

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,173	$19,521
Accounts receivable, net	872	1,461
Inventory, net	36,797	36,138
Prepaid expenses and other current assets	7,759	15,030
Total current assets	68,601	72,150
NON-CURRENT ASSETS:
Property, plant and equipment, net	144,462	144,063
Right-of-use assets - finance leases	59,063	60,627
Other intangible assets, net	94,802	100,472
Goodwill	30,910	30,910
Other non-current assets	31,634	30,273
Restricted cash - non-current	2,225	1,825
Total non-current assets	363,096	368,170
Total assets	$431,697	$440,320

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,210	$21,459
Accrued expenses and other current liabilities	29,030	32,786
Income tax payable	771	2,299
Debt, net - current portion (including related party principal amounts of $15,600 and $800 as of September 30, 2025 and December 31, 2024, respectively)	48,886	2,758
Finance lease obligations - current	10,291	9,593
Total current liabilities	109,188	68,895
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $25,667 and $35,296 as of September 30, 2025 and December 31, 2024, respectively)	155,691	183,449
Finance lease obligations - non-current	53,871	52,742
Derivative liabilities - non-current	9,395	3,128
Unrecognized tax benefits (including interest and penalties of $36,271 and $27,839 as of September 30, 2025 and December 31, 2024, respectively)	171,180	143,688
Other liabilities - non-current	33,841	38,653
Total non-current liabilities	423,978	421,660
Total liabilities	533,166	490,555
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 196,696,597 and 196,696,597 Subordinate Voting Shares as of September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	510,187	508,386
Accumulated deficit	(611,656)	(558,621)
Total Jushi shareholders' deficit	(101,469)	(50,235)
Non-controlling interests	—	—
Total deficit	(101,469)	(50,235)
Total liabilities and equity (deficit)	$431,697	$440,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE, NET	$65,679	$61,611	$194,571	$191,665
COST OF GOODS SOLD	(35,015)	(33,612)	(109,208)	(98,770)
GROSS PROFIT	30,664	27,999	85,363	92,895

OPERATING EXPENSES	28,326	27,819	81,294	80,192

INCOME FROM OPERATIONS	2,338	180	4,069	12,703

OTHER INCOME (EXPENSE):
Interest expense, net	(10,267)	(9,382)	(30,486)	(27,997)
Fair value gain (loss) on derivatives	(6,325)	2,628	(5,875)	2,840
Other, net	(606)	(477)	6,992	4,186
Total other income (expense), net	(17,198)	(7,231)	(29,369)	(20,971)

LOSS BEFORE INCOME TAX	(14,860)	(7,051)	(25,300)	(8,268)
Income tax expense	(8,829)	(8,965)	(27,735)	(28,041)
NET LOSS	$(23,689)	$(16,016)	$(53,035)	$(36,309)

LOSS PER SHARE - BASIC AND DILUTED	$(0.12)	$(0.08)	$(0.27)	$(0.19)
Weighted average shares outstanding - basic and diluted	195,196,597	195,165,913	195,196,597	195,145,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands of U.S. dollars, except share amounts)

	Nine Months Ended September 30, 2025
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2025	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	300	300
Net loss	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	$509,456	$(575,636)	$(66,180)	$300	$(65,880)
Share-based compensation (including related parties)	—	374	—	374	—	374
Net loss	—	—	(12,331)	(12,331)	—	(12,331)
Balances - June 30, 2025	196,696,597	$509,830	$(587,967)	$(78,137)	$300	$(77,837)
Share-based compensation (including related parties)	—	$357	$—	$357	$—	$357
Non-controlling interest paid in acquisition	—	$—	$—	$—	$(300)	$(300)
Net loss	—	$—	$(23,689)	$(23,689)	$—	$(23,689)
Balances - September 30, 2025	196,696,597	$510,187	$(611,656)	$(101,469)	$—	$(101,469)

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

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,035)	$(36,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	23,798	21,981
Share-based compensation	424	2,953
Fair value changes in derivatives	5,875	(2,840)
Non-cash interest expense, including amortization of deferred financing costs	7,213	5,062
Deferred income taxes and uncertain tax positions	26,225	25,652
Loss on debt extinguishment	—	362
Gain on asset disposals	(2,712)	(565)
Gain on deconsolidation of Jushi Europe	—	(1,896)
Other non-cash items, net	923	318
Changes in operating assets and liabilities:
Accounts receivable	(245)	1,662
Inventory	(397)	(9,148)
Prepaid expenses and other current and non-current assets	1,087	(2,109)
Accounts payable, accrued expenses and other current liabilities	2,518	9,292
Net cash flows provided by operating activities	11,674	14,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(13,003)	(2,534)
Investments in intangible assets	(1,099)	—
Proceeds from sale of assets	3,950	2,723
Net cash flows (used in) provided by investing activities	(10,152)	189
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second lien notes, net of debt discount of $512	4,608	—
Proceeds from exercise of options	—	39
Payments on promissory notes	—	(6,350)
Proceeds from term loans, net of debt discount of $970	—	47,530
Payments on acquisition related credit facility	—	(60,125)
Payments of finance leases	(1,768)	(1,661)
Proceeds from mortgage loans, net of issuance cost of $20	3,473	—
Payments of term loans	(1,213)	—
Payments of loan financing costs	—	(2,357)
Payments of mortgage loans	(444)	(270)
Proceeds from other financing activities	—	1,585
Payments of other financing activities	(1,365)	(1,409)
Net cash flows provided by (used in) financing activities	3,291	(23,018)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,813	(8,414)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	21,346	31,305
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$26,159	$22,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$22,581	$22,798
Cash paid (received) for income taxes	$1,607	$(3,829)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,758	$1,944
Right-of-use assets from finance lease liabilities	$3,347	$703
Issuance of promissory notes for acquisitions	$5,909	$—
Issuance of second lien notes for settlement of accrued bonus	$—	$1,382
Warrants issued for second lien notes	$1,769	$—
Financed insurance premiums	$1,459	$—
Issuance of second lien notes for debt exchange	$—	$4,750
Warrants issued for debt exchange	$—	$863
Property, plant and equipment from finance lease liabilities	$991	$—
Mortgage loans used for capital expenditures	$507	$—
Warrants issued for term loans	$—	$6,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of September 30, 2025, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2025 (unaudited)	December 31, 2024
Cash and cash equivalents	$23,173	$19,521
Restricted cash included in Prepaid expenses and other current assets	761	—
Restricted cash - non-current	2,225	1,825
Cash, cash equivalents and restricted cash	$26,159	$21,346
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirement is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this pronouncement on January 1, 2025, which will result in enhanced income tax disclosures in its annual consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provide entities with a practical expedience approach to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and related disclosures.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

3. INVENTORY, NET
The components of inventory, net, are as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Cannabis plants	$3,181	$3,621
Harvested cannabis and packaging	8,123	11,290
Total raw materials	11,304	14,911
Work in process	6,898	4,493
Finished goods	18,595	16,734
Total inventory, net	$36,797	$36,138

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Prepaid expenses and deposits	$3,728	$3,452
Employee retention credit receivable	1,625	9,181
Assets held for sale	382	611
Other current assets	2,024	1,786
Total prepaid expenses and other current assets	$7,759	$15,030
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

On February 11, 2025, the Company executed an agreement with an unrelated third party to sell certain ERC claims, and received $5,081 in net cash proceeds on February 14, 2025. If the Company does not receive an ERC claim, in whole or in part, the Company is required to repay a portion of the funds equal to the amount of the rejected claim plus interest of 10% accrued from the date of the agreement through the repayment date. The Company is entitled to receive a portion of any interest paid on its respective ERC claims through the transaction date. The factored claims are included in Other liabilities - non-current within the consolidated balance sheet as of September 30, 2025. Amounts will be recognized in the consolidated statements of operations when the claims are paid by the IRS. As of September 30, 2025, $1,349 is included in Other liabilities, non-current.

The Company retained $4,162 of ERC claims. The amount reflected in Prepaid expenses and other current assets as of September 30, 2025, of $1,625 represents the portion of retained claims that have not yet been refunded by the IRS.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
During the three and nine months ended September 30, 2025, the Company received payments on retained claims from the IRS in the amount of $0 and $2,474, respectively, plus interest on such amounts, which were recorded in other income (expense), net in the consolidated statements of operations. In addition, during the three and nine months ended September 30, 2025, the IRS paid $609 and $3,733, respectively, of factored claims plus interest on such amounts, which is also recorded in other income (expense), net in the consolidated statements of operations.
Assets Held for Sale
As of December 31, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and is included in Prepaid expenses and other current assets in the consolidated balance sheet. In May 2025, the Company sold the assets for a net gain of $2,243, which was recorded in operating expenses in the consolidated statements of operations for the nine months ended September 30, 2025.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Buildings and building components	$90,932	$89,124
Land	12,956	12,956
Leasehold improvements	51,710	47,514
Machinery and equipment	24,392	23,959
Furniture, fixtures and office equipment (including computer)	23,711	22,597
Construction-in-process	7,451	2,533
Total property, plant and equipment - gross	211,152	198,683
Less: Accumulated depreciation	(66,690)	(54,620)
Total property, plant and equipment - net	$144,462	$144,063
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,214 and $4,520 for the three months ended September 30, 2025 and 2024, respectively, and $13,151 and $14,403 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense capitalized to PPE totaled $149 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $254 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Operating lease assets	$20,712	$18,114
Indemnification assets	3,137	4,808
Net deferred tax assets	5,288	5,048
Deposits and escrows - properties	1,694	1,723
Deposits - equipment	386	422
Other	417	158
Total other non-current assets	$31,634	$30,273

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Deferred income - ERC (1)	$1,625	$9,181
Goods received not invoiced	2,613	4,366
Accrued employee related expenses and liabilities	6,396	4,095
Operating lease obligations	5,627	4,966
Accrued sales and excise taxes	1,800	1,928
Accrued interest	1,845	1,531
Deferred revenue (loyalty program)	1,417	1,321
Accrued professional and management fees	737	470
Other accrued expenses and current liabilities	6,970	4,928
Total accrued expenses and other current liabilities	$29,030	$32,786
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	September 30, 2025 (unaudited)	December 31, 2024
Principal amounts:
Second Lien Notes	17%	December 2026	$85,866	$80,131
Term Loans	26%	September 2026 (1)	47,288	48,500
Acquisition-related promissory notes payable	8% - 13%	October 2025 - April 2027	28,512	22,289
Mortgage loans	6% - 10%	January 2027 - September 2030	32,612	29,054
Total debt subject to scheduled repayments			194,278	179,974
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Total debt			215,778	201,474
Less: debt issuance costs and original issue discounts			(11,201)	(15,267)
Total debt, net			$204,577	$186,207
Debt, net - current portion			$48,886	$2,758
Debt, net - non-current portion			$155,691	$183,449
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

Term Loans
In July 2024, a syndicate of lenders provided $48,500 in secured term loans (“Term Loans”) to the Company. The Term Loans were issued with a 2% original issue discount, bear interest at a rate of 12.25% per annum and mature the earlier of (a) January 31, 2027 and (b) the date that is 91 days prior to the final maturity of the Second Lien Notes. Beginning August 1, 2025, the Company commenced quarterly principal payments of $1,213 on the first business day of each calendar quarter with a final payment of $42,438 at maturity date, plus a 4% exit premium on such amounts. As of September 30, 2025, the remaining principal balance was classified as short-term. The Term Loans’ upcoming maturity in September 2026 raises substantial doubt about the Company’s ability to continue as a going concern without refinancing.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Given the Company’s plan to refinance before maturity and its consistent history of successful refinancing, substantial doubt has been alleviated.
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
RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”), the Company issued a promissory note in an aggregate total principal amount of $4,063 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Mansfield, Ohio dispensary). Following the third closing in September 2025, the promissory note, which provides for full principal and interest payments on the maturity date, will mature in September 2026.
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of September 30, 2025 was 9.5%.
Manassas Mortgage
In April 2023, the Company entered into a $20,000 mortgage loan agreement (the “Manassas Mortgage”), which is principally secured by the Company’s cultivation and manufacturing facility located in Manassas, Virginia (the “Property”). The Manassas Mortgage requires monthly payments and was originally scheduled to mature in April 2028. The interest rate is variable and determined based on the 30-day average secured overnight financing rate plus 3.55%.

In September 2025, the Company executed a modification agreement (the “Modification Agreement”) related to the Manassas Mortgage, pursuant to which: (i) the outstanding principal balance was increased by $4,000, (the “Additional Loan Proceeds”); (ii) the loan’s maturity date was extended to September 2030; and (iii) the interest rate floor was lowered from 8.25% to 7.50% (the interest rate remains the average 30-day secured overnight financing rate plus 3.55%). The Manassas Mortgage, as modified, remains principally secured by the Property. In addition, as part of the Modification Agreement, the Company was required to deposit $761 of the Additional Loan Proceeds into a restricted account, designated for use in fulfilling certain conditions associated with ongoing construction at the Property.
The interest rate as of September 30, 2025 was 7.936%.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Financial Covenants
Term Loans
The Term Loans include a financial covenant that requires the Company to maintain a minimum unrestricted cash balance as of the last day of each calendar month during the term of the Term Loans, with an initial minimum cash balance of $8,000, subject to certain “step-ups” for succeeding periods. As of September 30, 2025, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of September 30, 2025, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of September 30, 2025, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2026	2027	2028	2029	Thereafter	Total
Second Lien Notes	$—	$85,866	$—	$—	$—	$—	$85,866
Term Loans	1,213	46,075	—	—	—	—	47,288
Acquisition-related promissory notes payable	175	6,223	22,114	—	—	—	28,512
Mortgage loans	138	544	9,286	389	427	21,828	32,612
Total debt subject to scheduled repayments	$1,526	$138,708	$31,400	$389	$427	$21,828	$194,278
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
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense
Interest and accretion - Second Lien Notes	$3,421	$2,838	$9,914	$8,513
Interest and accretion - Term Loans	2,981	1,832	9,101	1,832
Interest and accretion - Finance lease liabilities	2,602	2,478	7,600	7,550
Interest and accretion - Promissory notes	911	1,043	2,646	3,699
Interest and accretion - Acquisition Facility	—	658	—	4,845
Interest and accretion - Mortgage loans and other financing activities	618	661	1,825	2,037
Capitalized interest	(149)	—	(254)	—
Total interest expense	10,384	9,510	30,832	28,476
Interest income	(117)	(128)	(346)	(479)
Total interest expense, net	$10,267	$9,382	$30,486	$27,997

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the nine months ended September 30, 2025.

Total Derivative Liabilities (1)
Balance as of January 1, 2025	$3,128
Derivative warrants issued (2)	1,769
Fair value changes	5,875
Reclassification to equity (2)	(1,377)
Balance as of September 30, 2025	$9,395
(1)Refer to Note 10 - Equity for the change in number of warrants during the nine months ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of September 30, 2025 and December 31, 2024.
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	September 30, 2025 (unaudited)	December 31, 2024
Stock price per share	$0.72	$0.31
Risk-free annual interest rate	3.66% - 3.68%	4.24% - 4.35%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	103%	93%
Remaining life	1.2 - 3.8 years	2 - 4.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of September 30, 2025			As of December 31, 2024
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.72	$1,209	$(1,186)	$0.31	$440	$(427)
Volatility	103%	770	(841)	93%	438	(465)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of September 30, 2025, the Company had 196,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2025	50,518,536	21,400,000	71,918,536	$1.03
Granted (1)	8,210,626	—	8,210,626	$0.48
Balance as of September 30, 2025	58,729,162	21,400,000	80,129,162	$0.98
Exercisable as of September 30, 2025	57,509,162	21,400,000	78,909,162	$0.98
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
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 8,993,836 as of September 30, 2025.
Stock Options
The stock options issued by the Company are options to purchase SVS of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.

The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2025	26,769,419	$0.79
Granted	1,120,000	$0.42
Cancelled/forfeited/expired	(3,444,834)	$0.82
Issued and Outstanding as of September 30, 2025	24,444,585	$0.77
Exercisable as of September 30, 2025	18,507,055	$0.85
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Nine Months Ended September 30,
	2025	2024
Weighted average stock price	$0.41	$0.56
Weighted average expected stock price volatility	92.8%	86.9%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.1 years	5.0 years
Weighted average risk-free annual interest rate	3.9%	3.6%
Weighted average grant date fair value	$0.30	$0.21
Share-based Compensation Cost
The components of share-based compensation expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$261	$982	$187	$2,931
Restricted stock	—	—	—	2
Warrants	96	100	237	20
Total share-based compensation expense, net	$357	$1,082	$424	$2,953
As of September 30, 2025, the Company had $951 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 2.0 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(23,689)	$(16,016)	$(53,035)	$(36,309)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,196,597	195,165,913	195,196,597	195,145,417

Loss per common share:
Basic and diluted	$(0.12)	$(0.08)	$(0.27)	$(0.19)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	24,243,562	26,537,311	24,817,114	27,402,967
Warrants (derivative liabilities and equity)	80,129,162	101,726,848	78,392,223	92,766,898
Unvested restricted stock awards	—	1,679	—	1,800
	104,372,724	128,265,838	103,209,337	120,171,665

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenue is comprised of cannabis sales from its dispensaries. The Company’s wholesale revenue is comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail	$58,774	$55,441	$175,058	$169,802
Wholesale	6,905	6,170	19,513	21,863
Total revenue, net	$65,679	$61,611	$194,571	$191,665

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries, wages and employee related expenses	$14,315	$14,498	$43,055	$42,837
Depreciation and amortization expenses	4,512	3,985	13,702	11,090
Rent and related expenses	3,184	3,053	9,415	8,928
Professional fees and legal expenses	1,804	1,320	5,584	5,501
Share-based compensation expense	357	1,082	424	2,953
Loss (gain) on asset disposals and lease terminations	306	443	(2,992)	(2,233)
Other expenses (1)	3,848	3,438	12,106	11,116
Total operating expenses	$28,326	$27,819	$81,294	$80,192
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income tax	$(14,860)	$(7,051)	$(25,300)	$(8,268)
Income tax expense	$8,829	$8,965	$27,735	$28,041
Effective income tax rate	59.4%	127.1%	109.6%	339.2%
The Company has computed its provision for income taxes based on the actual effective rate for the three and nine months ended September 30, 2025 and 2024 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three and nine months ended September 30, 2025 and 2024 are not indicative of the effective income tax rate for each respective fiscal year of 2025 and 2024. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under Internal Revenue Code Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has a liability for unrecognized tax benefits of $171,180 and $143,688 as of September 30, 2025 and December 31, 2024, respectively. These amounts include interest and penalties of $36,271 and $27,839, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and nine months ended September 30, 2025 was $2,397 and $8,433, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three and nine months ended September 30, 2024 was $2,618 and $7,070, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation included provisions affecting the limitation on interest deductions and bonus depreciation. The enactment did not have a material impact on the Company’s income tax expense for the three and nine months ended September 30, 2025, and is not expected to materially affect the Company’s effective income tax rate for 2025. The act reduced the amount of cash the Company would have had to pay for income taxes for the nine months ended September 30, 2025 by $914.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	2025	2024	2025	2024	September 30, 2025 (unaudited)	December 31, 2024
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
12% Second Lien Notes - interest expense and principal amount (1)	$(769)	$(608)	$(2,216)	$(1,760)	$(25,667)	$(20,096)
Term Loans - interest expense and principal amount (2)	$(486)	$(328)	$(1,458)	$(328)	$(15,600)	$(16,000)
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

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of September 30, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the recent United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2025, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ’s Market Matter
On March 31, 2023, MJ’s Market, Inc. (“MJ’s”) filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings Inc. and certain of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy as well as the former owners and affiliates of Nature’s Remedy (the “Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. On February 5, 2025, the court denied the defendants’ motion to dismiss, and the parties to the Complaint are in discovery. The Company disputes such allegations, believes it has substantial defenses and is vigorously defending against the Complaint.
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
Commitments
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of September 30, 2025 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	September 30, 2025 (unaudited)	December 31, 2024
Financial liabilities: (1)
Derivative liabilities (2)	$9,395	$3,128
Contingent consideration liabilities (3)	—	5,912
Total financial liabilities	$9,395	$9,040
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, and there were no transfers between hierarchy levels during the nine months ended September 30, 2025 or year ended December 31, 2024.
(2)Refer to Note 9 - Derivative Liabilities.
(3)This was related to the acquisitions of Statewide and RJK. During the nine months ended September 30, 2025, the balance was reclassified to debt as of the second closing for both acquisitions. Refer to Note 8 - Debt for more information.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of September 30, 2025 and December 31, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and nine months ended September 30, 2025 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025 (the “2024 Form 10-K”) and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 6, 2025. All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars)

FVC Loan Modification

In September 2025, we executed a modification agreement (the “Modification Agreement”) related to our Manassas mortgage loan agreement “Manassas Mortgage”, pursuant to which: (i) the outstanding principal balance was increased by $4,000, (the “Additional Loan Proceeds”); (ii) the loan’s maturity date was extended to September 2030; and (iii) the interest rate floor was lowered from 8.25% to 7.50% (but does not change the interest rate, which remains the average 30-day secured overnight financing rate plus 3.55%). The Manassas Mortgage, as modified, remains principally secured by our cultivation and manufacturing facility located in Manassas, Virginia (the “Property’). In addition, the Modification Agreement requires that $761 of the Additional Loan Proceeds be deposited into a restricted account, designated for use in fulfilling certain conditions associated with ongoing construction at the Property.

Ohio
In the fourth quarter of 2024, we executed two definitive agreements to purchase assets in the state of Ohio for four dispensary licenses, and related management services agreements. The management services agreements allowed us to consolidate two co-located medical and adult-use dispensaries beginning in the fourth quarter of 2024, and two additional co-located dispensaries during 2025. During the nine months ended September 30, 2025, ownership of the four dispensary licenses were transferred to us.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025		2024		2025 vs. 2024	2025		2024		2025 vs. 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	Amount	% of Revenue	Amount	% of Revenue	$ Change
REVENUE, NET	$65,679	100%	$61,611	100%	$4,068	$194,571	100%	$191,665	100%	$2,906
COST OF GOODS SOLD	(35,015)	(53)%	(33,612)	(55)%	(1,403)	(109,208)	(56)%	(98,770)	(52)%	(10,438)
GROSS PROFIT	30,664	47%	27,999	45%	2,665	85,363	44%	92,895	48%	(7,532)

OPERATING EXPENSES	28,326	43%	27,819	45%	507	81,294	42%	80,192	42%	1,102

INCOME FROM OPERATIONS	2,338	4%	180	—%	2,158	4,069	2%	12,703	7%	(8,634)

OTHER INCOME (EXPENSE):
Interest expense, net	(10,267)	(16)%	(9,382)	(15)%	(885)	(30,486)	(16)%	(27,997)	(15)%	(2,489)
Fair value gain (loss) on derivatives	(6,325)	(10)%	2,628	4%	(8,953)	(5,875)	(3)%	2,840	1%	(8,715)
Other, net	(606)	(1)%	(477)	(1)%	(129)	6,992	4%	4,186	2%	2,806
Total other income (expense), net	(17,198)	(26)%	(7,231)	(12)%	(9,967)	(29,369)	(15)%	(20,971)	(11)%	(8,398)

LOSS BEFORE INCOME TAX	(14,860)	(23)%	(7,051)	(11)%	(7,809)	(25,300)	(13)%	(8,268)	(4)%	(17,032)
Income tax expense	(8,829)	(13)%	(8,965)	(15)%	136	(27,735)	(14)%	(28,041)	(15)%	306
NET LOSS	$(23,689)	(36)%	$(16,016)	(26)%	(7,673)	$(53,035)	(27)%	$(36,309)	(19)%	(16,726)

LOSS PER SHARE - BASIC AND DILUTED	$(0.12)		$(0.08)		$(0.04)	$(0.27)		$(0.19)		$(0.08)
Weighted average shares outstanding - basic and diluted	195,196,597		195,165,913		30,684	195,196,597		195,145,417		51,180

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Retail	$58,774	$55,441	$3,333	6%
Wholesale	6,905	6,170	735	12%
Total revenue, net	$65,679	$61,611	$4,068	7%
Total revenue, net, was $65,679 compared to $61,611, an increase of $4,068 or 7%.

Retail revenue increased $3,333. While the overall units sold in our retail channel increased by approximately 7%, the average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $3,882 due to the opening of five new dispensaries since the prior year, including the newest co-located medical and adult-use location in Parma which is currently operating under a management services agreement pending regulatory approvals of ownership transfer to the Company; and
•An increase in sales in Virginia of $1,519 primarily due to an increase in the number of units sold by approximately 7% as certain dispensaries continue to ramp-up, as well as an increase in the average price per unit driven by a shift in sales mix toward higher-priced product offerings.
These increases in retail revenue were partially offset by:
•A decline in sales in Illinois of $851 - while the number of units sold remained relatively flat, the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Nevada of $531 - while the number of units sold remained relatively flat, the average price per unit declined as we increased our use of promotions due to continued competition; and
•A decline in sales in Massachusetts of $982 - while the number of units sold decreased by approximately 12% due to continued competition, the average price per unit remained relatively flat.
Additionally, while retail revenue in Pennsylvania remained relatively flat, the number of units sold increased by approximately 5% driven primarily by the opening of one new dispensary in February 2025. However, the average price per unit declined due to increased competition and price compression.
Including the Parma, Ohio store that is currently being operated under a management services agreement, we ended the quarter with forty-one operating dispensaries in seven states, as compared to thirty-five in seven states on September 30, 2024.
Wholesale revenue increased $735, which was attributable to higher wholesale revenue of $521 in Massachusetts and $406 in Pennsylvania, as the prior year was impacted by limited availability of products available to third parties as we prioritized supplying our retail stores in these two states. Additionally, increased production capacity in Ohio contributed to higher wholesale revenue of $626. These increases were partially offset by a decline of $1,007 in Virginia due to lower demand from our wholesale partners.
Gross Profit
Gross profit was $30,664 compared to $27,999, an increase of $2,665 or 10%. Gross profit margin increased to 47% compared to 45%. The increase in gross profit and gross profit margin were driven by higher production volumes, improved product quality and stronger performance at our grower-processor facilities, particularly in Massachusetts and

Ohio. In addition, Ohio benefited from higher gross profit and gross profit margin resulting from new dispensary openings and lower costs following the ramping up of our grower processor facility in 2024 to support the transition to adult-use. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 55% in the prior year.
Operating Expenses
Operating expenses were $28,326 compared to $27,819, an increase of $507 or 2%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$14,315	$14,498	$(183)	(1)%
Depreciation and amortization expenses	4,512	3,985	527	13%
Rent and related expenses	3,184	3,053	131	4%
Professional fees and legal expenses	1,804	1,320	484	37%
Share-based compensation expense	357	1,082	(725)	(67)%
Loss on asset disposals and lease terminations	306	443	(137)	(31)%
Other expenses (1)	3,848	3,438	410	12%
Total operating expenses	$28,326	$27,819	$507	2%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and other.
The increase is primarily driven by higher depreciation and amortization expense resulting from higher operating expenses relating to new dispensary openings and manufacturing facility build-outs, as well as an increase in professional and legal fees. These increases were partially offset by lower share-based compensation expense which reflects higher forfeitures as well as lower value of share-based compensation granted.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $10,267 compared to $9,382, an increase of $885, or 9%. The increase in interest expense, net is primarily due to the $48,500 in secured term loans (the “Term Loans”) which were issued in July 2024, which was partially offset by the decrease in interest expense from the repayment of the Company’s previous secured credit facility (the “Acquisition Facility”) in July 2024.
Fair Value gain (loss) on Derivatives
Fair value loss on derivatives was $6,325, compared to a gain of $2,628. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $606, compared to $477, a change of $129.
Income Tax Expense
Total income tax expense was $8,829 compared to $8,965 in the prior year, a decrease of $136 or 2%.

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Retail	$175,058	$169,802	$5,256	3%
Wholesale	19,513	21,863	(2,350)	(11)%
Total revenue, net	$194,571	$191,665	$2,906	2%
Revenue, net, was $194,571 compared to $191,665, an increase of $2,906 or 2%.
Retail revenue increased $5,256. While the overall units sold in our retail channel increased by approximately 7%, average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Virginia of $4,653 - while the average price per unit remained relatively flat, the number of units sold increased by approximately 16% as certain dispensaries continue to ramp-up; and
•An increase in sales in Ohio of $10,509 driven primarily by the opening of five new dispensaries since the prior year, as well as the transition to adult-use during the third quarter of 2024. Beginning in the fourth quarter of 2024, our entry into management services agreement allowed us to consolidate two co-located medical and adult-use dispensaries in Ohio. These dispensaries were acquired by us in February 2025. Furthermore, we consolidated a third dispensary which opened in February 2025, and a fourth dispensary which opened in April 2025 as a result of our gaining control through the management services agreements previously entered into. The third and fourth dispensaries were acquired by us in June 2025 and August 2025, respectively. The addition of the fifth dispensary opened in September 2025 and is operating under a management services agreement pending regulatory approvals of ownership transfer to the Company.
These increases were partially offset by:
•A decline in sales in Illinois of $4,434 - the number of units sold decreased by approximately 10% and the average price per unit declined due to continued competition;
•A decline in sales in Massachusetts of $3,042 - the number of units sold decreased by approximately 8% and the average price per unit declined due to continued competition and price compression; and
•A decline in sales in Nevada of $2,050 - the number of units sold decreased by approximately 3% driven in part by the closure of one dispensary in May 2025, and the average price per unit declined as we increased our use of promotions due to continued competition.
Additionally, while retail revenue in Pennsylvania remained relatively flat, the number of units sold increased by approximately 13% driven in part by the opening of one new dispensary in February 2025. However, the average price per unit declined due to increased competition and price compression.
Wholesale revenue decreased $2,350. The decrease is primarily attributable to a decline of $2,818 in Virginia due to limited availability of products for third parties through our wholesale channel as we prioritized supplying our own retail stores during the first half of 2025, and a decline of $1,286 in Massachusetts due to lower bulk cannabis flower sales. These decreases were partially offset by an increase of $1,213 in Ohio due to the transition to adult-use during the third quarter of 2024, as well as increased production capacity.

Gross Profit
Gross profit was $85,363 compared to $92,895, a decrease of $7,532 or 8%. Gross profit margin decreased to 44% compared to 48%. The decrease in gross profit and gross profit margin was driven by continued competitive pricing pressure requiring higher discounting in our retail channel. In addition, higher production costs per unit from prior periods are being reflected in the current year’s cost of sales as products produced in prior periods turn. These decreases were partially offset by higher gross profit and gross profit margin in Ohio as a result of new dispensary openings, as well as lower costs following the ramping up our grower processor facility in 2024 to support the transition to adult-use. Jushi branded product sales as a percentage of total retail revenue were 56% across the Company’s five vertical markets compared to 55% in the prior year.
Operating Expenses
Operating expenses were $81,294 compared to $80,192, an increase of $1,102 or 1%. The following table presents information on our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$43,055	$42,837	$218	1%
Depreciation and amortization expenses	13,702	11,090	2,612	24%
Rent and related expenses	9,415	8,928	487	5%
Professional fees and legal expenses	5,584	5,501	83	2%
Share-based compensation expense	424	2,953	(2,529)	(86)%
Gain on asset disposals and lease terminations	(2,992)	(2,233)	(759)	34%
Other expenses (1)	12,106	11,116	990	9%
Total operating expenses	$81,294	$80,192	$1,102	1%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, software and technology costs, travel, entertainment and other.
The increase is primarily driven by higher depreciation and amortization expense due to the amortization of our business licenses which commenced on June 1, 2024, as we concluded that our business licenses no longer have indefinite useful lives. This was partially offset by lower share-based compensation expense which reflects higher forfeitures as well as lower value of share-based compensation granted.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $30,486 compared to $27,997, an increase of $2,489, or 9%. The increase in interest expense, net is primarily due to the Term Loans which were issued in July 2024, which was partially offset by the decrease in interest expense from the repayment of the Acquisition Facility in July 2024.
Fair Value gain (loss) on Derivatives
Fair value loss on derivatives was $5,875, compared to a gain of $2,840. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an income of $6,992, compared to $4,186, an increase of $2,806. The current period is primarily comprised of $7,621 related to employee retention credit claims, including interest, received from the IRS, and $914 gain on sale of a non-core asset, partially offset by $1,671 indemnification asset adjustment related to acquisitions made in prior years and

$568 foreign exchange translation loss in relation to certain Second Lien Notes denominated in Canadian dollars. The prior year is primarily comprised of $1,896 gain on Jushi Europe deconsolidation, $457 foreign exchange translation gain in relation to certain Second Lien Notes denominated in Canadian dollars, $455 indemnification asset adjustment related to acquisitions made in prior years, and $400 reversal of legal claim accruals no longer required.
Income Tax Expense
Total income tax expense was $27,735 compared to $28,041 in the prior year, a decrease of $306 or 1%.
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
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended September 30, 2025 and 2024, was $12,793 and $10,345, respectively, an increase of $2,448 or 24%. The increase was due primarily to higher margin resulting from stronger performance at our grower processor facilities, and new dispensary openings.
Adjusted EBITDA for the nine months ended September 30, 2025 and 2024, was $36,335 and $38,172, respectively, a decrease of $1,837 or 5%. The decrease was primarily due to overall lower margin, which was partially offset by payments received from the IRS in relation to employee retention credit claims.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(23,689)	$(16,016)	$(53,035)	$(36,309)
Income tax expense	8,829	8,965	27,735	28,041
Interest expense, net	10,267	9,382	30,486	27,997
Depreciation and amortization (1)	7,796	7,768	23,798	21,981
EBITDA (Non-GAAP)	3,203	10,099	28,984	41,710
Non-cash share-based compensation	357	1,082	424	2,953
Fair value changes in derivatives	6,325	(2,628)	5,875	(2,840)
Tangible long-lived asset impairment	—	275	—	432
Other (income) expense, net (2)	2,908	756	1,052	(2,549)
Loss on debt extinguishment	—	761	—	362
Gain on deconsolidation of Jushi Europe	—	—	—	(1,896)
Adjusted EBITDA (Non-GAAP)	$12,793	$10,345	$36,335	$38,172

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $26,159 as of September 30, 2025.
The major components of our statements of cash flows for the nine months ended September 30, 2025 and 2024, are as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash flows provided by operating activities	$11,674	$14,415	$(2,741)	(19)%
Net cash flows (used in) provided by investing activities	(10,152)	189	(10,341)	(5471)%
Net cash flows provided by (used in) financing activities	3,291	(23,018)	26,309	114%
Net change in cash, cash equivalents and restricted cash	$4,813	$(8,414)	$13,227	(157)%
Operating activities
Cash provided by operations was $11,674, as compared to $14,415. The decrease was primarily due to a decline in our operating results.
Investing activities
Net cash used in investing activities was $10,152 compared to net cash provided by investing activities of $189. The current year includes $13,003 for the purchase of property, plant and equipment for use in our operations, and $1,099 of intangible assets acquired, which were partially offset by $3,950 proceeds from sale of non-core assets. The prior year includes $2,534 for the purchase of property, plant and equipment for use in our operations, which was more than offset by $2,723 in proceeds from the sale of non-core assets.
Financing activities
Net cash provided by financing activities was $3,291 compared to net cash used in financing activities of $23,018.
The current year cash flows provided by financing activities includes $4,608 net proceeds from Second Lien Notes and $3,473 net mortgage loan proceeds, which were partially offset by $1,768 in net finance lease obligation payments, $1,365 in payments of other financing activities, $1,213 Term Loan payments, and $444 in payments of mortgage-related debt.
The prior year net cash flows used in financing activities includes $60,125 payments related to the Acquisition Facility which was extinguished in July 2024, and $12,047 in other payments. These payments were partially offset by $47,530 of net proceeds from the issuance of Term Loans and $1,624 of proceeds from other financing activities.
Liquidity
As of September 30, 2025, our Term Loans with a principal balance of $47,288 are scheduled to mature within the next twelve months. The Term Loans’ upcoming maturity raises substantial doubt about our ability to continue as a going concern without refinancing. Given our plan to refinance before maturity and our consistent history of successful refinancing, substantial doubt has been alleviated. We believe that our existing cash and cash equivalents, cash from operations and from refinancing will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
During the nine months ended September 30, 2025, we enhanced liquidity by factoring certain employee retention credit claims, issuing Second Lien Notes, and increasing the principal balance on one of our mortgage loans - refer to Note 4 - Prepaid Expenses and Other Current Assets and Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time. Depending on our future results of operations, we may need to engage in additional equity financing or other debt refinancing transactions in the longer term beyond twelve months, although there can be no assurances that such additional debt or equity financing may be obtained on favorable terms when required, if at all.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2025, we do not have any off‐balance sheet arrangements. For our contractual obligations, refer to Note 8 - Debt and Note 16 - Commitments and Contingencies of our Quarterly Financial Statements contained in Part I. Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the risks disclosed in Item 7A of our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

On August 13, 2025, an affiliate of the Company entered a Seventh Amendment to Lease Agreement, by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC. The amendment makes certain non-material changes to the underlying lease agreement. A copy of the amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Insider trading arrangements
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1	Seventh Amendment to Lease Agreement, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC dated August 13, 2025
10.2(a)	Allonge and Modification Agreement, dated September 18, 2025, by and among Dalitso LLC, JREHVA, LLC, Jushi VA, LLC, Jushi Holdings Inc. and FVCBank.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Jushi Holdings Inc. on September 22, 2025.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: November 4, 2025	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)