Form 10-K
period 2025-12-31
Jushi Holdings Inc.
filed 2026-03-31
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding subordinate voting shares held by non-affiliates (based on the last reported sale price of these shares on the OTCQX Best Market) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $59.4 million.
As of March 24, 2026, the registrant had 199,696,597 subordinate voting shares, no par value per share, outstanding. The registrant has no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, the end of the registrant’s fiscal year.

JUSHI HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “report”) may contain “forward-looking statements” and “forward‐looking information” within the meaning of applicable securities laws, including Canadian securities legislation and United States (“U.S.”) securities legislation (collectively, “forward-looking information”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. All information, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitutes forward‐looking information. Forward‐looking information is often identified by the words, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or similar expressions and includes, among others, information regarding: future business strategy; competitive strengths, goals, expansion and growth of the Company’s business, operations and plans, including new revenue streams; the refinancing or securing other sources of liquidity to meet debt repayment obligations; the integration and benefits of recently acquired businesses or assets; roll out of new operations; the implementation by the Company of certain product lines; the implementation of certain research and development; the application for additional licenses and the grant of licenses that will be or have been applied for; the expansion or construction of certain facilities; the reduction in the number of our employees; the expansion into additional U.S. and international markets; any potential future legalization of adult use and/or medical marijuana under U.S. federal law; expectations of market size and growth in the U.S. and the states in which the Company operates; expectations for other economic, business, regulatory and/or competitive factors related to the Company or the cannabis industry generally; and other events or conditions that may occur in the future.
Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others discussed in detail in Item 1A. Risk Factors in Part I of this Form 10-K: the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s historical operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; risks related to not being able to reduce or refinance its debt obligations; risks related to litigation or other disputes; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERTC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates.

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

PART I
Item 1. Business

Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions. We have targeted assets in highly populated, limited license medical markets that are on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult use, namely Virginia, and limited license, large adult-use markets, such as Illinois, Massachusetts, Nevada, New Jersey and Ohio, and certain municipalities of California.
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
Current Operations
California Operations
We, through our subsidiaries, currently hold Type 10 adult-use and medicinal retail licenses issued by the California Department of Cannabis Control for one adult-use dispensary in Santa Barbara, California, operating under the Beyond Hello brand.
Illinois Operations
We, through our subsidiaries, currently hold five cannabis dispensing organization licenses issued by the Illinois Department of Financial and Professional Regulation for five adult-use dispensaries in Illinois, all of which are currently operational under the Beyond Hello brand. Two of the five operational adult-use dispensaries have co-located medical cannabis dispensing licenses issued by the Illinois Department of Financial and Professional Regulation. As of December 31, 2025, we were marketing for sale the license and assets of an Illinois dispensary. In January 2026, we turned over the operations of that dispensary to the buyer pursuant to a consultant management services agreement.
Massachusetts Operations
We, through our subsidiaries, currently hold two marijuana retailer licenses issued by the Massachusetts Cannabis Control Commission for two adult-use dispensaries, both of which are currently operational under the Nature’s Remedy brand in Massachusetts. One of the dispensaries has a co-located medical treatment center license issued by the Massachusetts Cannabis Control Commission allowing retail medical sales. We also currently hold marijuana product cultivator, marijuana cultivation and marijuana treatment center licenses all issued by the Massachusetts Cannabis Control Commission collectively for, and we currently operate, a 50,000 sq. ft. adult-use and medical cultivation and production facility in Lakeville, Massachusetts. From time to time, we may utilize third parties for toll processing in various stages of the production process.

Nevada Operations
We, through our subsidiaries, currently hold adult-use and medical licenses issued by the Nevada Cannabis Control Board for three dispensaries in Nevada, two of which are currently operational under the Nuleaf brand and one of which is currently operational under the Beyond Hello brand. We also currently hold adult-use and medical cultivation licenses issued by the Nevada Cannabis Control Board for, and currently operate, a 27,000 sq. ft. cultivation facility in Sparks, Nevada, as well as adult-use and medical production licenses issued by the Nevada Cannabis Control Board, and currently operate, a 13,000 sq. ft. processing facility in Reno, Nevada. From time to time, we may utilize third parties for toll processing in various stages of the production process.
New Jersey Operations
We, through our subsidiaries, currently hold one adult-use cannabis retailer license issued by the New Jersey Cannabis Regulatory Commission for one adult-use dispensary in New Jersey, operating under the Beyond Hello brand.
Ohio Operations
We, through our subsidiaries, currently hold six dual-use (medical and adult-use) cannabis dispensary licenses issued by the Ohio Division of Cannabis Control (“ODCC”) for six medical and adult-use dispensaries, all of which are currently operational under the Beyond Hello brand. We also currently operate a seventh medical and adult-use dispensary under the Beyond Hello brand pursuant to a master services agreement while awaiting regulatory approval to acquire ownership, which was received in February 2026. We also currently hold a dual-use cultivator level II license for, and currently operate, a 10,000 sq. ft. cultivation facility in Toledo, Ohio. We also currently hold a dual-use processor license for, and currently operate, a 7,000 sq. ft. processor facility in Columbus, Ohio.
Pennsylvania Operations
We, through our subsidiaries, currently hold six medical cannabis dispensary permits issued by the Pennsylvania Department of Health allowing for eighteen medical dispensaries in Pennsylvania, all of which are currently operational under the Beyond Hello brand. We also currently hold a medical cannabis grower-processor permit issued by the Pennsylvania Department of Health allowing for, and currently operate, a 123,000 sq. ft. cannabis cultivation and processing facility in Scranton, Pennsylvania. From time to time, we may utilize third parties for toll processing in various stages of the production process.
Virginia Operations
We, through our subsidiaries, currently hold one pharmaceutical processor permit and five cannabis dispensing facility permits, each issued by the Virginia Cannabis Control Authority allowing for six medical dispensaries, all of which are currently operational under the Beyond Hello brand. The aforementioned pharmaceutical processor permit issued by the Virginia Cannabis Control Authority further entitles us to, and we currently operate, our 93,000 sq. ft. vertically integrated facility in Manassas, Virginia.
Sales
With respect to cannabis retail locations, we target highly visible locations adjacent to or near heavily trafficked roads. For cultivation, production and other forms of industrial activity, we target locations with minimal required capital improvements, as well as future expansion potential. We use an internal team for the selection of real estate, as well as a broad network of real estate brokers. We make the determination to purchase or lease our underlying real estate on a case-by-case basis.
We may expand our network of cannabis retail locations in select markets from time to time. We have developed key indicators to identify attractive sites based on existing competition, population, real estate, parking, traffic and regulatory considerations. We inform patients and consumers about our product offerings in a welcoming environment through one-on-one interactions with staff.

Retail
The table below reflects the number of dispensaries that were in operation in each state as of December 31, 2025:

	Number of Dispensaries(1)
State	Medical-use	Adult-use	Total	Brands
California (2)	—	1	1	Beyond Hello
Illinois (3)	—	5	5	Beyond Hello
Massachusetts (2)	—	2	2	Nature’s Remedy
Nevada	—	3	3	Beyond Hello/NuLeaf
New Jersey	—	1	1	Beyond Hello
Ohio (4)	—	6	6	Beyond Hello
Pennsylvania	18	—	18	Beyond Hello
Virginia	6	—	6	Beyond Hello
Total	24	18	42
(1)Physical dispensary locations; does not double count co-located medical cannabis and adult-use cannabis dispensaries.
(2)Includes one co-located medical and adult-use dispensary.
(3)Includes two co-located medical and adult-use dispensaries. Includes a dispensary that, as of December 31, 2025, we were marketing for sale. In January 2026, we turned over the operations of that dispensary to the buyer pursuant to a consultant management services agreement.
(4)All dispensaries are co-located medical and adult-use dispensaries. Includes one co-located medical and adult-use dispensary which we operate pursuant to a management services agreement while awaiting regulatory approval to acquire ownership, which was received in February 2026. Our 7th co-located medical and adult-use dispensary in the state of Ohio opened in January 2026.
Online Platforms
We operate age-gated online platforms through www.beyond-hello.com, www.naturesremedyma.com, www.nuleafnv.com, and The Hello Club App (iOS and Android) for patients and customers (the “Online Platforms”). Our Online Platforms have been developed to ensure compliance with applicable federal and state privacy laws. The Online Platforms are not intended to be used for advertising activities but are intended to be used as a virtual tool, allowing patients and customers to understand the cannabis products that we offer and view real-time pricing and product availability at our dispensaries. The Online Platforms do not provide any education, information or any other functionalities with respect to any third-party dispensaries.
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

Product Selection and Offerings
We offer both in-house brands and third-party products at each of our retail locations in states where we are vertically integrated. With respect to our cannabis business, we negotiate with potential brand vendors across all product categories including flower, vaporization devices, extracts, concentrates, edibles, and pre-rolls to make future product development and selection decisions. Leveraging management’s experience, we analyze market dynamics, product quality, profit and loss, impact, consumer demand, and specific market research to carry out our long-term strategy in each market. With high-impact retail locations in key markets, we expect to be a desirable partner for nationally scaling brands and/or in-house products.
Our Brands
Hijinks: Premium Flower, Vapes & Concentrates
Hijinks is a lifestyle cannabis brand featuring flower and concentrates that utilizes limited and select genetics, contains high cannabinoid and terpene content, and is uniquely and gently processed and finished by hand. Hijinks also offers high- end solventless concentrates and rosin. Only made with water, ice, heat, and pressure, Hijinks solventless vape and concentrate products are the cleanest and purest expression of the plant’s genetics. Hijinks flower and solventless products are currently available in Massachusetts, Nevada and Pennsylvania.
The Bank: Premium Flower
The Bank is known for its superior plant genetics and next-level cultivation. The Bank offers pre-packaged flower, infused blunts and pre-rolls. The Bank is currently available in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia.
The Lab: Vapes & Concentrates
The Lab is renowned for high-quality, precision vape products, and concentrates, including the pioneering of live resin. The Lab offers a wide selection of vape cartridges, all-in-one vape devices and concentrates produced utilizing a wide variety of technologically advanced extraction techniques. The Lab is currently available in Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia.
Tasteology: Infused Chews & Chocolates
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
Uncommon Kind: Infused Chews & Chocolates
Always full spectrum, Uncommon Kind utilizes the purest Rick Simpson Oil (“RSO”) or rosin to maintain vital terpenes and cannabinoids which are essential to the benefits of cannabis. Rare and exotic flavors and fruit purees like morello cherry, calamansi lime, and prickly pear are sourced from premium partners. Our chews are made with real fruit and are 100% vegan and gluten free. The result is a "true-to-plant" experience with real fruit essence offering an unparalleled taste. Uncommon Kind is currently available in Massachusetts, Pennsylvania, and Virginia.
Nira + Medicinals: Tinctures, Capsules, Softgels, Topicals & RSO
Nira + Medicinals (“Nira +”) develops high quality, THC and CBD-rich medical products aimed at improving the quality of life for all cannabis patients. Nira+ product line includes tinctures, capsules, softgels, topicals and RSO. Nira+ is currently available in Pennsylvania, Massachusetts, and Virginia.

Sèche: Value Flower & Pre-Rolls
Sèche is a new category in cannabis that redefines the perception of what cannabis flower products can be with a strict focus on the value and variety that the modern cannabis consumer is seeking. Sèche offers products like Fine Grind (conveniently pre-ground flower), Fine Flower (Small whole flower), Singles (Pre-Rolls and Pre-Roll multi-packs), All Day/Select (Value priced whole flower) and Kind Grind (conveniently pre-ground pre-packed infused flower and infused pre-rolls). Currently, Sèche is available in Massachusetts, Nevada, Ohio, Pennsylvania and Virginia.
Flower Foundry: Premium Flower & Pre-Rolls
Flower Foundry is a flower brand that seeks to elevate and showcase the dedication of all the hardworking individuals in the cannabis industry from cultivation to retail and everywhere in between. Flower grown with love and passion that showcases high cannabinoid and terpene content and top of the line genetics. Flower Foundry is our love letter to all those who make flower possible. Flower Foundry is currently available in Ohio, Pennsylvania and Virginia.
Shayo: Infused Chews
Shayo was launched in mid-2025 as a result of a partnership between the Company and entrepreneur, philanthropist, and Real Housewives of Potomac star Stacey Rusch. Shayo, named after the Nigerian term meaning “to be happy,” blends elevated ingredients with a lifestyle-forward ethos to deliver a one-of-a-kind edible experience. Shayo is currently available in Virginia and Nevada.
Carm’s Delight Bites: Infused Chocolate Bites
Carm’s Delight Bites are cannabis-infused chocolate bites made with pure, sustainably sourced ingredients. These bites are decadently rich in flavor and thoughtfully dosed with just the right amount of THC to elevate both mind and body. Carm’s Delight Bites are currently available in Virginia.
Wholesale
In addition to branded and manufactured finished products, we sell bulk raw materials to duly-licensed third parties for use in their own finished products, as our production capacity allows in certain markets. The full scale and allocation of production utilization will depend upon the scale of our owned and managed retail footprint in addition to the production capacity of our cultivation and production facilities.
Branding and Marketing
We continue the rollout of our flagship brands across our key operating markets. After the launch of our online platform, Beyond Hello™ has evolved into a fully integrated digital to brick-and-mortar experience, providing customers real-time access to pricing and product availability. All of our current retail locations operate under the Beyond Hello brand except in Massachusetts and Nevada. In Massachusetts, our retail locations operate under the Nature’s Remedy™ brand. In Nevada, we operate two retail locations under the NuLeaf™ brand and one under the Beyond Hello™ brand. Further, in states where we have licensed cultivation and processing operations, we produce products under our in-house brands including Flower Foundry™, The Bank™, Hijinks™, The Lab™, Seche™, Nira+™, Tasteology™, Uncommon Kind™, Shayo™, and Carm’s Delight Bites™, where allowed.
We operate a state-by-state opt-in loyalty program, “The Hello Club™,” that rewards patients and customers with points and other exclusive offers based on their past purchases. We leverage SMS, push notifications and email lists to promote specific products.
We provide retail partners with approved merchandise and other display materials to support sales. We create product imagery, video and descriptions which are included across online dispensary menus where our products are sold.
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
With respect to cultivation and processing, we compete with both MSO's and local operators in the states in which we operate. In Massachusetts, Nevada, Ohio, Pennsylvania, and Virginia, we compete with larger MSOs that may have better access to public markets, more experienced management teams, or are further along in terms of reaching scale. We are positioning ourselves to minimize all of the above risks through accretive acquisitions, superior execution, and thoughtful location of retail and manufacturing sites.
We also compete indirectly with operators in the illicit market for cannabis and manufacturers and retailers of intoxicating hemp products.
Business in Europe
We previously held a 51% interest in Jushi Europe SA, a company organized under the laws of Switzerland (“Jushi Europe”). On February 16, 2022, Jushi Europe filed a notice of over-indebtedness with the Swiss courts, and on May 19, 2022, the Swiss courts declared Jushi Europe’s bankruptcy. As a result, we lost control of Jushi Europe’s assets and liabilities since they are subject to oversight by the Geneva, Switzerland bankruptcy office. In June 2024, Jushi Europe was deconsolidated and its respective assets and liabilities were removed from our consolidated financial statements, as we determined that we no longer have any obligation in relation to this subsidiary. Upon deconsolidation, we have no retained interest in Jushi Europe. As a result of these actions, during the year ended December 31, 2024, we recognized a gain of $1.9 million in other income (expense), net in our consolidated statements of operations.
Regulatory Overview
Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved in the cannabis industry.
Federal Regulation of Cannabis in the U.S.
Under U.S. federal law, marijuana is classified as a Schedule I drug. The Controlled Substances Act (the “CSA”) has five different tiers or schedules. A Schedule I drug means the Drug Enforcement Agency considers it to have a high potential for abuse, no accepted medical treatment and lack of accepted safety for its use even under medical supervision. Other Schedule I drugs include heroin, LSD and ecstasy. In June 2018, the U.S. Food and Drug Administration (the “FDA”) approved Epidiolex, a purified form of CBD derived from the marijuana plant and used to treat two rare, intractable forms of epilepsy. We believe marijuana’s categorization as a Schedule I drug is thus not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties and can be safely administered. In this respect, 40 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands have passed laws authorizing comprehensive, publicly available medical marijuana programs, and 24 of those states and the District of Columbia have passed laws legalizing marijuana for adult-use.
In an effort to address incongruities between marijuana prohibition under the CSA and legalization under various state laws, the federal government issued guidance to law enforcement agencies and financial institutions during the Presidency of Barack Obama through DOJ memoranda. The DOJ memorandum issued by Deputy Attorney General James Cole in 2013 (the “Cole Memo”) provided guidance to federal enforcement agencies as to how they should prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo shielded individuals and businesses participating in state legal marijuana operations from prosecution under federal drug laws, excepting marijuana-related conduct that fell into one of the following enumerated prosecution priorities:

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

In January 2018, then U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo. Rather than provide nationwide guidance respecting marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute. With the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” While recent guidance issued by the Trump DOJ indicates increased interest in enforcement of federal cannabis laws on federal lands, Trump’s DOJ has not issued publicly available guidance or like documentation suggesting any change of enforcement priorities that directly impact our operations.

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
While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and adult-use marijuana by U.S. states, the Treasury Department Financial Crimes Enforcement Network FinCEN issued guidance in 2014 to prosecutors handling money laundering and other financial crimes advising them not to focus enforcement efforts on banks and other financial institutions servicing marijuana-related businesses so long as such businesses are legally operating under state law and not engaging in conduct within the scope of a Cole Memo prosecution priority (such as keeping marijuana away from minors and out of the hands of organized crime). The 2014 FinCEN guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:
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
Although the Cole Memo was rescinded and FinCEN’s guidance has not made financial services widely available to legal marijuana businesses, a key legislative safeguard for the medical cannabis industry remains in place. Specifically, certain temporary federal legislative enactments that protect the medical marijuana industry have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment or “rider” to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has since included in successive budgets a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrbacher-Farr” amendment after its original lead sponsors (it is also sometimes referred to as the Rohrabacher-Blumenauer Amendment or the Joyce-Leahy Amendment). In 2021, President Biden proposed a budget with the Rohrbacher-Farr amendment included. The amendment has been renewed numerous times since then and is currently effective under the continuing resolution passed by Congress on September 30, 2023, and has continued to be renewed in final federal spending bills in years since. There is no indication the amendment will not be included in future federal spending bills as of the date of this Form 10-K.
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
Revenue from our marijuana operations is subject to Section 280E of the Code. Section 280E of the Code prohibits marijuana businesses from deducting ordinary and necessary business expenses, resulting in a materially higher effective federal income tax rate than businesses in other industries. Therefore, businesses in the cannabis industry may be less profitable than they would otherwise be in a different industry.
Former President Biden asked the Department of Health and Human Services (“HHS”) to initiate an expeditious review of the scheduling status of cannabis with an eye toward rescheduling in October 2022. On August 29, 2023, HHS delivered a recommendation to move cannabis from Schedule I to Schedule III to the Drug Enforcement Administration (“DEA”).

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
On May 21, 2024, the DEA published a proposed rule in the Federal Register by which it proposed to transfer marijuana from schedule I of the Controlled Substances Act to schedule III. The DEA stated that the re-scheduling would be “consistent with the view of the Department of Health and Human Services that marijuana has a currently accepted medical use as well as HHS’s views about marijuana’s abuse potential and level of physical or psychological dependence.” The DEA further stated that “[i]f the transfer to schedule III is finalized, the regulatory controls applicable to schedule III controlled substances would apply, as appropriate, along with existing marijuana-specific requirements and any additional controls that might be implemented, including those that might be implemented to meet U.S. treaty obligations. If marijuana is transferred to schedule III, the manufacture, distribution, dispensing, and possession of marijuana would remain subject to the applicable criminal prohibitions of the Controlled Substances Act. Any drugs containing a substance within the Controlled Substances Act’s definition of ‘marijuana’ would also remain subject to the applicable prohibitions in the Federal Food, Drug, and Cosmetic Act.” As part of the proposed rule, the DEA solicited public comments through July 22, 2024 and received over 40,000 comments for the DEA to consider as part of finalizing its policy. On August 29, 2024, the DEA announced in the Federal register that it would hold a hearing on December 2, 2024, with respect to the proposed rescheduling of marijuana from Schedule I to Schedule III under the CSA. The hearing was cancelled by the Administrative Law Judge (“ALJ”) assigned by the DEA in response to a request for an interlocutory appeal and, as a result, the ALJ stayed the process indefinitely.
On December 18, 2025, President Trump signed an executive order directing the U.S. Attorney General to complete the rescheduling process in an “expeditious manner.” This process is anticipated to take at least a few months, but there is currently no verifiable timeline as to when cannabis will officially move from Schedule I to Schedule III of the CSA.
Industrial Hemp
In December 2018, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) became law in the U.S. Under the 2018 Farm Bill, industrial hemp, defined as the plant cannabis sativa L and any part of that plant, including seeds, derivatives, extracts, cannabinoids and isomers with no more than 0.3% delta 9-THC on a dry weight basis, and products derived therefrom were legalized and explicitly exempted from classification as Schedule I controlled substances in the U.S. The 2018 Farm Bill also allowed interstate commerce, enabling transportation and shipment of hemp and hemp-derived products across state lines.

While the intent of the 2018 Farm Bill was to legalize hemp for industrial applications, it also authorized consumer products containing cannabinoids derived from hemp, such as those containing CBD. Though seemingly inconsistent with Congress’s intent, the 2018 Farm Bill also, arguably, authorized consumer products containing cannabinoids synthesized from hemp, such as delta-8-THC, which have intoxicating properties. This unintended consequence of the 2018 Farm Bill commonly referred to as the “hemp loophole” allowed rapid proliferation of intoxicating hemp-synthesized products across the U.S. However, because it was an unforeseen market, the 2018 Farm Bill included no consumer safeguards – effectively leaving these products unregulated, a circumstance that gave rise to uncontrolled distribution and an absence of quality and safety standards.
To address the federal regulatory vacuum, many states passed (or are presently pursuing) legislation seeking to ban or impose regulatory controls on intoxicating hemp-synthesized products. State efforts in this respect, however, have had varying levels of success, and despite applicable state laws, unregulated intoxicating hemp-synthesized products remain ubiquitous. In this context, and at the urging of 39 state and territory attorneys general, Congress acted to close the hemp loophole in October 2025 through a continuing appropriations bill (the “2025 Legislation” or the “Bill”).
The 2025 Legislation made three consequential changes to federal hemp law. First, it narrowed the federal definition of hemp by replacing the delta-9-THC standard with a total THC standard, effectively closing the loophole that enabled products high in non-delta-9-THC to qualify as legal hemp. Second, the 2025 Legislation expressly excluded from the definition of legal hemp products containing cannabinoids that cannot be naturally produced by the cannabis sativa L plant and products containing cannabinoids that could be produced by the cannabis sativa plant but that are synthesized or manufactured outside the plant, making, e.g., the conversion of CBD into delta-8-THC impermissible. Finally, the Bill introduced a THC cap that prohibits final hemp-derived products with more than 0.4 milligrams of total THC per container. These changes will become effective on November 12, 2026.
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
Common State Law Requirements
Although each state has its own laws and regulations regarding the operation of cannabis businesses, certain of the laws and regulations are consistent across jurisdictions. For example, to operate legally under state laws, marijuana businesses must typically obtain a license from the state, and only marijuana grown or manufactured in the state may be sold by cannabis businesses within that state. In some states, local marijuana-specific approvals are also required. In these jurisdictions, local governments may be authorized to prohibit or otherwise impose material restrictions on cannabis operations, including by proscribing rules limiting the type(s) and/or number of license(s) allowed (such authority is in addition to ordinary and customary building, fire and land use regulatory control). In many cases, securing local approval(s) is a prerequisite to state issuance of a full or unconditional license.
Each state in which we operate specifies the types of cannabis licenses that are required for the various activities in which we engage. There are three primary types of licenses: cultivation, processing, and retail/dispensary. Cultivation licenses generally permit the holder to acquire and cultivate cannabis and sell that cannabis to dispensaries or processors. Some states allow cultivation license holders to process cannabis into cannabis-infused products as well, while other states require a separate processing license for this activity. Retail dispensary licenses permit the holder to purchase cannabis from cultivation or processing facilities and sell those products to individuals approved under their state’s medical cannabis program or, where adult-use is permitted, to adults over the age of 21. Some states require a separate license for each activity, while others issue a single vertically integrated license that allows the holder to cultivate, process, and sell cannabis.

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
The following is a summary of the regulatory framework in each of our operating markets.
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
California Licenses
In order to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with cannabis licensing programs. Municipalities in California are allowed to determine the number of licenses they will issue to cannabis operators or can choose to ban cannabis businesses outright.
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
Illinois Licenses
There are four principal license categories in Illinois: (1) cultivation (which includes processing); (2) infusing; (3) transportation; and (4) dispensary. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation; the remainder are regulated by the Illinois Department of Agriculture.
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

Massachusetts Licenses
There is one principal medical cannabis license category in Massachusetts – a vertically integrated Medical Marijuana Treatment Center (“MTC”) license. MTCs grow, process and dispense their own cannabis. On the adult-use side, there are many license categories, but the two principal ones are Marijuana Cultivator and Marijuana Establishment (dispensary). The CCC oversees the medical and adult-use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult-use licensing.
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
Nevada
Nevada Regulatory Landscape
Medical marijuana use was legalized in Nevada by a ballot initiative in 2000. In November 2016, voters in Nevada passed an adult use marijuana measure to allow for the sale of adult use marijuana in the state. The first dispensaries to sell adult use marijuana began sales in July 2017. The Nevada Cannabis Compliance Board (“NV CCB”) is the regulatory agency overseeing the medical and adult-use cannabis programs. The NV CCB has established limitations on the total number of adult-use and medical marijuana licenses.
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
Nevada Licenses
There are three principal license categories in Nevada: (1) cultivation; (2) processing; and (3) dispensary. The licenses are independently issued for each approved activity for use at our facilities in Nevada.
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

New Jersey
New Jersey Regulatory Landscape
On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act, providing for permitting the use of medical cannabis with physician approval. On July 2, 2019, the governor of New Jersey signed the Jake Honig Compassionate Use Medical Cannabis Act into law, which amended the Compassionate Use Medical Marijuana Act to allow for more license types. After voters approved a ballot measure in November 2019, the governor of New Jersey signed three bills into law in 2021 that establish an adult use program for adults who are at least 21 years old. New Jersey began adult-use sales on April 1, 2022.
To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action specific to the State of New Jersey. For more information on federal enforcement and the risks associated with the U.S. cannabis regulatory environment generally, see without limitation, “Risk Factors – Risks Related to the Regulatory Environment”.

New Jersey License
The New Jersey Cannabis Regulatory Commission (“CRC”) is responsible for regulating cannabis in New Jersey. License types in New Jersey include vertically integrated medical Alternative Treatment Centers and medical or adult-use cultivator, dispensary, and manufacturer licenses.
The Company is in compliance with the laws of the State of New Jersey and the related cannabis licensing framework. There are no current incidences of non-compliance, citations or notices of violation outstanding which have an impact on the Company’s business activities or operations in the State of New Jersey. Notwithstanding the foregoing, like all businesses the Company may from time-to-time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates, including the State of New Jersey, and such non-compliance may have an impact on the Company’s business activities or operations in the state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates, including the State of New Jersey. See “Regulatory Framework – Compliance”.

Ohio
Ohio Regulatory Landscape
House Bill 523 effective on September 8, 2016, legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program (“MMCP”) allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board, to purchase and use medical marijuana. Sales of medical marijuana in Ohio began in January 2019.

On November 7, 2023, Ohio voters approved a ballot measure that would legalize adult-use marijuana. The law established the Division of Cannabis Control within the Department of Commerce to oversee and regulate the adult-use market and required state officials to promulgate rules creating new cannabis business applications within six months and to license existing medical cannabis businesses within nine months of enactment.
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

Ohio Licenses
There are three principal license categories in Ohio: (1) cultivation; (2) processing; and (3) dispensary. Licenses are issued and regulated by the Ohio Division of Cannabis Control (“ODCC”).
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
Pennsylvania
Pennsylvania Regulatory Landscape
The Pennsylvania medical cannabis program was signed into law on April 17, 2016, under Act 16 and provided access to state residents with qualifying conditions.
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
Pennsylvania Licenses
There are two principal license categories in Pennsylvania: (1) grower-processor and (2) dispensary. The licenses are independently issued for each approved activity for use at our facilities in Pennsylvania. All cultivation/processing establishments and dispensaries are licensed and regulated by the Pennsylvania Department of Health (“PA DOH”).
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
Virginia
Virginia Regulatory Landscape
In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to CBD or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, a law was passed that would legalize cannabis for adult use in Virginia. However certain provisions of this law were only effective if reenacted. In March 2026, legislation permitting the sale of cannabis for adult use was passed by the Virginia General Assembly and is pending action by the Governor. If signed into law, retail adult-use sales are expected to commence on January 1, 2027.

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
Virginia Licenses

There is currently one principal license category in Virginia – a pharmaceutical processor. A pharmaceutical processor must have a vertically integrated cultivation, manufacturing and dispensing facility under one roof. A pharmaceutical processor may also have up to five off-site dispensaries and a secondary, off-site cultivation location. The primary regulatory body for cannabis is the Virginia Cannabis Control Authority. A pharmaceutical processor must obtain a permit from the Cannabis Control Authority and each location requires a facility-specific approval.
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
Compliance
With the oversight and under the direction of the VP of Compliance, the Company’s legal department oversees, maintains, and implements a compliance program in conjunction with its operations in each jurisdiction. In addition to the Company’s legal and compliance departments, the Company has local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which it operates. Together with on-site management in each jurisdiction, the Company’s legal and compliance departments are responsible for ensuring operations and employees strictly comply with applicable laws, regulations, and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Company designates a duly qualified and experienced manager at each location who is responsible for coordinating with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with the Company’s written security procedures and all regulatory compliance standards.
In conjunction with the Company’s human resources and operations departments, the compliance and quality departments help oversee and implement training for all employees, including on the following topics:
•compliance with state and local laws;
•cultivation/manufacturing/dispensing/transport procedures (as applicable);
•security and safety policies and procedures;
•inventory control, track-and-trace (“T&T”), seed-to-sale, and point of sale systems training (as applicable); and
•quality control.
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
Human Capital Resources
As of December 31, 2025, we had 1,288 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital.
Our employees are split across the Company as follows:

Corporate	120
Retail	668
Manufacturing	500
Total:	1,288
As of December 31, 2025, approximately 25 employees who work in one of our Sauget, Illinois dispensary locations are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 881.

As of December 31, 2025, approximately 135 employees who work in our Scranton, Pennsylvania cultivation and processing facility and approximately 23 employees who work in our Bethlehem, Dickson City and Stroudsburg, Pennsylvania dispensaries are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 1776KS, which continues in effect as the parties negotiate a successor agreement.
We did not experience any union work stoppages in 2025 and we consider our relationship with our employees to be good.

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
•We have incurred losses and negative cash flow from operations in the past, and we expect to incur significant ongoing costs and obligations related to our investments in infrastructure, growth, regulatory compliance and operations and may not be able to sustain profitability.
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
•We may be unable to obtain adequate insurance coverage.
•Consumer preferences may change and our products may no longer be appealing to consumers.
•Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.
•Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.
•We are subject to security risks related to our products as well as our information and technology systems.
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
•We rely on third-party suppliers, manufacturers and contractors, and other key inputs.
•We rely on key utility services.
•Inflation could pose a risk to our business.
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
•We are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations, are subject to tax audits by various tax authorities in multiple jurisdictions, and may not be successful in defending our tax filing positions.
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
•We may not be able to locate and obtain the rights to operate at preferred locations.
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
•If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business or our market, our share price and trading volume could decline.
•There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.
•We are subject to increased costs as a result of being a U.S. and Canadian reporting company.
•We are an “emerging growth company” and a “smaller reporting company” and will be able take advantage of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our Subordinate Voting Shares less attractive to investors.
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
We face risks due to industry immaturity and limited comparable, competitive or established industry best practices.
As a relatively new industry constrained by varying state regulations, there are not many established operators in the medical and adult-use cannabis industry whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.
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
We have incurred losses and negative cash flow from operations in the past, and we expect to incur significant ongoing costs and obligations related to our investments in infrastructure, growth, regulatory compliance and operations and may not be able to sustain profitability.
Although we reported net income from operations and positive cash flow from operating activities for the years ended December 31, 2025 and 2024, in prior years we’ve had losses from operations and negative cash flow from operating activities. We may incur losses and negative operating cash flow in the future. We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be more costly than expected, and we may not be able to increase our revenue enough to offset these higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the market price of our securities may significantly decrease.
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
We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of medical marijuana distributed to those consumers and/or marijuana generally. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.
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
Our operations depend and will depend, in part, on how well we and our third-party vendors protect our networks, equipment, information technology (“IT”) systems and software against damage from a number of threats, including, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend and will continue to depend on our and our third-party vendors’ timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.
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
In California, Illinois and New Jersey, we depend solely on third-party suppliers for products. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers. Any improper acts by any third party we rely on for production or shipping could have an adverse effect on our business.
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
For instance, in 2023 we became aware that we were subject to what we believe was a phishing attack which resulted in payment being made to an individual pretending to be a legitimate vendor. No such attacks occurred in 2024 or 2025. Although these attacks were not material, such losses in the future could have a material adverse effect on our business operations, cash flows and financial condition.
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
We had $193.1 million of indebtedness, as of December 31, 2025, excluding $21.5 million of debt that is subject to indemnity claims in favor of the Company. We have incurred significant indebtedness under our 2026 Term Loan and certain acquisition-related promissory notes to fund working capital and other cash needs and to fund acquisitions. We expect to incur additional indebtedness in the future.
Our debt service cost for the 2026 Term Loan is $5.0 million per calendar quarter. The 2026 Term Loan is secured by all material assets and owned equity of the Company and certain of its wholly-owned direct and indirect subsidiaries, subject to certain exclusions including cannabis, cannabis-related, hemp and hemp-related permits and licenses that cannot be secured as a matter of law, rule or regulation, inventory, and assets and equity interests that cannot be collateralized pursuant to law, rule, regulation or contractual obligation.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms if necessary or desirable, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and thus render us unable to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, the terms of our debt instruments may prohibit such dispositions. We may not otherwise be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and any such proceeds received may not be adequate to meet any debt service obligations then due, which would seriously harm our business and prospects.
We are subject to labor risks and a dispute with our employees or labor unions could have an adverse effect on our results of operations.
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2025, approximately 183 of our employees are covered or eligible to be covered by collective bargaining agreements with labor unions, and it is possible that employees in certain other facilities or dispensaries will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We rely on third-party suppliers, manufacturers and contractors, and other key inputs.
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
A continued upward rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company also increases, such as labor costs, raw materials and public utilities, thus affecting our ability to provide our products at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue.
Risks Related to the Regulatory Environment
Cannabis is illegal under U.S. federal law.
In the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized adult use of cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the U.S., and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. On August 29, 2023, HHS delivered a recommendation to move cannabis from Schedule I to Schedule III to the DEA.
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

On August 29, 2024, the DEA announced in the Federal Register that it would be holding a hearing on December 2, 2024, to address procedural and scheduling matters. Merits-based hearings were set to begin on January 1, 2025, with testimony from government witnesses, but these hearings have been stayed indefinitely. Meanwhile, federal litigation alleging impropriety by DEA in connection with the rescheduling remains pending. On December 18, 2025, President Trump signed an executive order directing U.S. Attorney General Pam Bondi to complete the rescheduling process in an “expeditious manner.” This process is anticipated to take at least a few months, but there is currently no verifiable timeline as to when cannabis will officially move from Schedule I to Schedule III of the CSA.
While federal action could result in the decriminalization of cannabis for medical and adult use by descheduling or rescheduling marijuana, there are no assurances if or when there could be any change in the regulation of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
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
If our tax positions, including our tax position on 280E, were to be challenged by federal, state, local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Our management exercises significant judgment when assessing the probability of successfully sustaining our tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or we may be required to reduce the carrying amount of our net deferred tax asset which could be significant to our financial condition and results of operations.
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
In Massachusetts and certain other states we operate in, the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.
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
To the extent that we raise additional capital through the sale of equity, equity derivatives (such as warrants) or convertible debt securities, the ownership interests of our shareholders will or may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.
Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of March 24, 2026, we have an aggregate of 199,696,597 Subordinate Voting Shares issued and outstanding (excluding securities convertible into or exercisable for Subordinate Voting Shares). A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
We also utilize external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls. We have in place a risk management process for third-party IT service providers, suppliers, and vendors.

Notwithstanding the foregoing, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
As of December 31, 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information about our cybersecurity related risks (including as a result of any prior cybersecurity incidents), see Part 1, Item 1A, Risk Factors under the risk titled “We have in the past and may in the future experience threats and breaches to our data and information technology systems, including malicious software codes, viruses, phishing, ransomware and other cyber-attacks, that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information or unauthorized financial access, theft or crimes, which could result in increased costs, economic losses, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
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

Item 2. Properties
Our corporate headquarters are located in a leased facility in Boca Raton, Florida. The following table sets forth the Company’s principal cultivation and processing properties as of December 31, 2025.

Production Properties
Description	Location	Leased / Owned
Columbus Facility	Columbus, OH	Leased
Lakeville Facility	Lakeville, MA	Leased
Manassas Facility	Manassas, VA	Owned
Reno Facility	Reno, NV	Leased
Scranton Facility	Scranton, PA	Leased
Sparks Facility	Sparks, NV	Leased
Toledo Facility	Toledo, OH	Owned

As of December 31, 2025, we operated forty-two cannabis dispensaries located in California (one), Illinois (five, which includes a dispensary that, as of December 31, 2025, we were marketing for sale. In January 2026, we turned over the operations of that dispensary to the buyer pursuant to a consultant management services agreement), Massachusetts (two), New Jersey (one), Nevada (three), Ohio (six, which includes one co-located medical and adult-use dispensary which we operate pursuant to a management services agreement while awaiting regulatory approval to acquire ownership, which was received in February 2026. Our seventh co-located medical and adult-use dispensary opened in January 2026), Pennsylvania (eighteen) and Virginia (six).
Most of our locations are leased from third parties and have expiration dates between 2026 and 2043. We believe that our facilities and expansion plans are adequate for our current and anticipated needs.
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
Shareholders
As of March 24, 2026, there are 216 holders of record of our Subordinate Voting Shares.
Dividends
We have not declared dividends or distributions on Subordinate Voting Shares in the past. In addition, among other things, the 2026 Term Loan (as defined and described in more detail in Note 10 - Debt of our financial statements included in this Annual Report on Form 10-K) limits our ability to declare or pay dividends or make certain other payments. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of dividends (including the 2026 Term Loan) and any other factors that the board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total shareholder return on Jushi Holdings Inc. Subordinate Voting Shares for the five years ended December 31, 2025, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 31, 2020. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
Jushi Holdings Inc.
Russell 2000
Peer Group
$200
$150
$100
$50
$0
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
03/31/2025
06/30/2025
09/30/2025
12/31/2025

ASSUMES $100 INVESTED ON DEC.31,2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC.31,2025

Below are the specific companies included in the peer group.

•Trulieve Cannabis Corp.	•TerrAscend Corp.	•Verano Holdings Corp.
•MariMed Inc.	•Ascend Wellness Holdings, Inc.	•Cresco Labs Inc.
•Curaleaf Holdings, Inc.	•Green Thumb Industries Inc.
Recent Sales of Unregistered Securities
In June 2025, we issued 200,000 warrants to a former employee in exchange for the employee’s agreement to provide transition services to us for a predetermined period following their separation. Each warrant entitles the former employee to purchase one Subordinate Voting Share (“SVS”) at an exercise price of $0.50, which may be exercised for cash or through a net settlement mechanism until the expiration date.
In October 2025, we issued 50,000 warrants to a non-insider employee as compensation for services rendered in connection with one of our subsidiaries. Each warrant entitles the non-insider employee to purchase one SVS at an exercise price of $0.77. Subject to any vesting requirements, the warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
In December 2025, we issued 450,000 warrants to a consultant for consultancy services. Each warrant entitles the consultant to purchase one SVS at an exercise price of $0.50. Subject to any vesting requirements, the warrants may be exercised for cash or through a net settlement mechanism until the expiration date.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 (the “Annual Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. The Annual Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”), and all amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.
We have elected to omit in this Annual Report on Form 10‑K, discussion on the earliest of the three years (the year ended December 31, 2024 as compared to the year ended December 31, 2023) covered by the Annual Financial Statements presented. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Jushi Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed in the United States with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025, and filed in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”) for the omitted discussion.
Company Overview
We are a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing operations in both medical and adult-use markets. We are focused on building a diverse portfolio of cannabis assets through opportunistic investments and pursuing application opportunities in attractive limited license jurisdictions and capitalizing on such assets through strategic deployment in our day-to-day operations. We have targeted assets in highly populated, limited license medical markets on a trajectory toward adult-use legalization, including Pennsylvania, markets that are in the process of transitioning to adult use, namely Virginia, and limited license, large adult-use markets, such as Illinois, Massachusetts, Nevada, New Jersey and Ohio and certain municipalities of California.
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

Recent Developments
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)
The following represents our recent developments since the filing of our Form 10-Q for the quarterly period ended September 30, 2025, which was filed on November 4, 2025. For information on our developments in the earlier part of 2025, please refer to our previously-filed Forms 10-Q. The Forms 10-Q may also be accessed on SEDAR.
Debt Refinancing
On March 27, 2026, we refinanced both our existing 2024 Term Loan and our Second Lien Notes, which had outstanding principal balances of $46,075 and $86,194, respectively, as of December 31, 2025, and were scheduled to mature within twelve months of December 31, 2025. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders that bears an interest rate of 12.5% and matures in March 2029. Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, our Chief Executive Officer, Chairman and founder, participated in the 2026 Term Loan with a principal amount of $27,993. Denis Arsenault, a founder and significant equity holder of the Company, participated in the 2026 Term Loan with a principal amount of $21,016.

We used the proceeds from the 2026 Term Loan to repay in full the outstanding principal, accrued but unpaid interest, exit fee and make-whole on the 2024 Term Loan, as well as the outstanding principal and accrued but unpaid interest on the Second Lien Notes. The proceeds were also used to pay all fees and expenses associated with the issuance of the 2026 Term Loan. Remaining excess proceeds were retained on the balance sheet for general corporate purposes.

Virginia Adult Use
In March 2026, legislation permitting the sale of cannabis for adult-use was passed by the Virginia General Assembly and is pending action by the Governor. If signed into law, adult-use sales are expected to commence on January 1, 2027. The transition to adult-use is expected to expand our customer base and result in increased demand for our products. While we believe the introduction of adult-use sales presents a potential opportunity for revenue growth, the extent and timing of any such impact remain uncertain and will depend on factors including consumer demand, competitive dynamics and pricing pressure.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2025		2024		2025 vs. 2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
REVENUE, NET	$262,909	100%	$257,525	100%	$5,384
COST OF GOODS SOLD	(148,932)	(57)%	(139,222)	(54)%	(9,710)
GROSS PROFIT	113,977	43%	118,303	46%	(4,326)

OPERATING EXPENSES
Selling, general and administrative	109,126	42%	107,008	42%	2,118
Asset impairments	—	—%	432	—%	(432)
Total operating expenses	109,126	42%	107,440	42%	1,686

INCOME (LOSS) FROM OPERATIONS	4,851	2%	10,863	4%	(6,012)

OTHER INCOME (EXPENSE):
Interest expense, net	(40,845)	(16)%	(37,425)	(15)%	(3,420)
Fair value gain (loss) on derivative warrants	(5,087)	(2)%	6,275	2%	(11,362)
Other, net	7,478	3%	3,140	1%	4,338
Total other income (expense), net	(38,454)	(15)%	(28,010)	(11)%	(10,444)

LOSS BEFORE INCOME TAX	(33,603)	(13)%	(17,147)	(7)%	(16,456)
Income tax expense	(34,988)	(13)%	(31,630)	(12)%	(3,358)
NET LOSS	$(68,591)	(26)%	$(48,777)	(19)%	$(19,814)
LOSS PER SHARE - BASIC AND DILUTED	$(0.35)		$(0.25)		$(0.10)
Weighted average shares outstanding - basic and diluted	195,196,597		195,158,282		38,315

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Retail cannabis	$235,472	$227,930	$7,542	3%
Wholesale cannabis	27,437	29,595	(2,158)	(7)%
Total revenue, net	$262,909	$257,525	$5,384	2%
Revenue, net was $262,909, compared to $257,525, an increase of $5,384, or 2%.
Retail revenue increased $7,542. While the overall units sold in our retail channel increased by approximately 7%, average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $14,271 driven primarily by the opening of five new dispensaries since the third quarter of 2024, as well as the transition to adult-use during the third quarter of 2024. Beginning in the fourth quarter of 2024, our entry into management services agreements (“MSAs”) allowed us to consolidate two co-located medical and adult-use dispensaries in Ohio. We acquired these dispensaries in February 2025. Furthermore, we began consolidating the operating results of a third and fourth dispensary that opened in February 2025 and April 2025, respectively, as a result of the MSAs. We acquired the third and fourth dispensaries in June 2025 and August 2025, respectively. In September 2025, we began consolidating the operating results of a fifth dispensary that is subject to an MSA and is pending regulatory approvals of ownership transfer to us; and
•An increase in sales in Virginia of $5,661 - while average price per unit remained relatively flat, year-over-year sales growth across all dispensaries was driven primarily by an increase in units sold of approximately 14% due to increased customer demand as the market continues to mature.
These increases were partially offset by:
•A decline in sales in Illinois of $5,482 - the number of units sold decreased by approximately 8% and the average price per unit declined due to continued competition;
•A decline in sales in Massachusetts of $3,892 - the number of units sold decreased by approximately 8% and the average price per unit declined due to continued competition and price compression; and
•A decline in sales in Nevada of $2,701 - the number of units sold decreased by approximately 4% driven in part by the closure of one dispensary in May 2025, and the average price per unit declined as we increased our use of promotions due to continued competition.
Additionally, while retail revenue in Pennsylvania remained relatively flat, the number of units sold increased by approximately 10% driven in part by opening one new dispensary in February 2025. However, the average price per unit declined due to increased competition and price compression.
Including the Parma, Ohio dispensary currently being operated under a MSA, we ended 2025 with forty-two operating dispensaries in eight states, as compared to thirty-eight in seven states at the end of 2024.
Wholesale revenue decreased by $2,158, primarily driven by a $4,034 decline in Virginia resulting from lower demand from wholesale partners, as well as limited product availability for third-party customers during the first half of 2025 as we prioritized supplying our own retail dispensaries, and a decline of $403 in Massachusetts partially due to lower bulk cannabis flower sales. These decreases were partially offset by an increase of $1,756 in Ohio attributable to the increase in production capacity as a result of the transition to adult-use sales during the third quarter of 2024, and an increase of $420 in Nevada due to operating efficiencies.
Gross Profit
Gross profit was $113,977 compared to $118,303, a decrease of $4,326, or 4%. Gross profit margin declined to 43% from 46%. The decreases in gross profit and gross profit margin were primarily driven by ongoing competitive pricing pressure requiring higher discounting in our retail channel. In addition, current year cost of sales reflect higher production costs per unit incurred in late 2024 that were capitalized into inventory that sold during the current year. These decreases were partially offset by higher gross profit and gross profit margin in Ohio as a result of new dispensary openings, as well as lower costs following the ramp up of our Ohio grower processor facilities in 2024 to support the transition to adult-use sales. Jushi branded product sales as a percentage of total retail revenue were 57% across the Company’s five vertical markets compared to 55% in the prior year.
Operating Expenses
Operating expenses were $109,126 compared to $107,440, an increase of $1,686, or 2%. The following table presents information on our operating expenses for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Salaries, wages and employee related expenses	$56,778	$56,443	$335	1%
Depreciation and amortization expense	17,250	15,459	1,791	12%
Rent and related expenses	12,560	11,673	887	8%
Professional fees and legal expenses	6,821	6,744	77	1%
Software and technology expenses	4,299	4,120	179	4%
Share-based compensation expense	2,105	4,222	(2,117)	(50)%
Tangible long-lived asset impairment	—	432	(432)	(100)%
Gain on asset disposals and lease terminations	(2,675)	(2,400)	(275)	11%
Other expenses (1)	11,988	10,747	1,241	12%
Total operating expenses	$109,126	$107,440	$1,686	2%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.
Operating expenses increased primarily as a result of higher depreciation and amortization expense due to the amortization of our business licenses which commenced on June 1, 2024, as we concluded that our business licenses no longer have indefinite useful lives. This increase was partially offset by lower share-based compensation expense which reflects higher forfeitures as well as lower fair value of share-based compensation granted.
Other Income (Expense)
Interest Expense, Net
Interest expense, net, was $40,845 compared to $37,425, an increase of $3,420, or 9%. The increase in interest expense, net, is primarily due to the 2024 Term Loan which was issued in July 2024, which was partially offset by the decrease in interest expense from the repayment of the Acquisition Facility in July 2024.
Fair Value Gain (Loss) on Derivatives
Fair value loss on derivatives was $5,087 compared to a gain of $6,275. Fair value gain (loss) on derivatives includes the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.

Other, Net
Other, net, was income of $7,478 compared to $3,140, a change of $4,338. The current year is primarily comprised of $10,617 related to employee retention credit claims, including interest, received from the IRS, and $914 gain on sale of a non-core asset, partially offset by a $4,308 non-cash adjustment to our indemnification asset related to acquisitions made in prior years and $885 foreign exchange translation loss in relation to certain Second Lien Notes denominated in Canadian dollars. The prior year primarily includes $1,896 gain on the deconsolidation of Jushi Europe, $1,529 foreign exchange gains and $400 reversal of legal claim accruals no longer required, partially offset by $2,098 indemnification asset adjustment related to acquisitions made in prior years.
Income Tax Expense
Total income tax expense was $34,988 compared to $31,630, an increase of $3,358, or 11%. The increase in income tax expense is primarily driven by an increased valuation allowance against our Canadian deferred tax assets.
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
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense; (ii) fair value changes in derivatives; (iii) other (income)/expense items; (iv) transaction costs; (v) asset impairment; (vi) gain/loss on debt extinguishment; and (vii) start-up costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP Measures)
Adjusted EBITDA for the years ended December 31, 2025 and 2024, was $50,262 and $46,177, respectively, resulting in an increase of $4,085 or 9%. The increase was primarily due to payments received from the IRS in relation to employee retention credit claims, partially offset by overall lower margin.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
NET LOSS	$(68,591)	$(48,777)
Income tax expense	34,988	31,630
Interest expense, net	40,845	37,425
Depreciation and amortization (1)	30,988	29,889
EBITDA (Non-GAAP)	38,230	50,167
Non-cash share-based compensation	2,105	4,222
Fair value changes in derivatives	5,087	(6,275)
Tangible long-lived asset impairment	—	432
Loss on debt extinguishments	—	362
Other (income) expense, net (2)	4,840	(2,731)
Adjusted EBITDA (Non-GAAP)	$50,262	$46,177

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $26,616 as of December 31, 2025.
The major components of our statements of cash flows for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net cash flows provided by operating activities	$17,725	$21,569	$(3,844)	(18)%
Net cash flows used in investing activities	(13,222)	(7,067)	(6,155)	87%
Net cash flows provided by (used in) financing activities	767	(24,461)	25,228	103%
Net change in cash, cash equivalents and restricted cash	$5,270	$(9,959)	$15,229	153%
Operating activities
Cash provided by operations was $17,725, as compared to $21,569. The decrease was primarily driven by a decline in cash flow from working capital.
Investing activities
Net cash used in investing activities was $13,222 compared to $7,067. The current year includes $16,090 for the purchase of property, plant and equipment for use in our operations and $1,202 of intangible assets acquired, which were partially offset by $4,070 in proceeds from sale of non-core assets. The prior year includes $4,708 for the purchase of property, plant and equipment for use in our operations and $5,207 for payments primarily related to the acquisition of additional licenses in Ohio, which were partially offset by $2,848 in proceeds from sale of non-core assets.

Financing activities
Net cash provided by financing activities was $767 compared to net cash used in financing activities of $24,461.
The current year cash flows provided by financing activities includes $4,608 net proceeds from Second Lien Notes and $3,473 net mortgage loan proceeds, which were partially offset by $2,240 in net finance lease obligation payments, $1,877 in payments of other financing activities, $2,425 in 2024 Term Loan payments, $586 in payments of mortgage-related debt and $175 in payments of promissory notes.
The prior year net cash flows used in financing activities includes $60,125 payments related to the Acquisition Facility which was extinguished in July 2024, $6,350 in payments of promissory notes, and $7,188 in other payments. These payments were partially offset by $47,530 of net proceeds from the issuance of the 2024 Term Loan and $1,633 of proceeds from other financing activities.
Liquidity
As of December 31, 2025, $46,075 of 2024 Term Loan and $86,194 of Second Lien Notes were payable within the next twelve months. As discussed in Note 10 - Debt and Note 25 - Subsequent Events in this Annual Report on Form 10-K, we refinanced both our 2024 Term Loan and our Second Lien Notes on March 27, 2026. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders that bears an interest rate of 12.5% and matures in March 2029. As a result, the 2024 Term Loan and Second Lien Notes were classified as long-term debt as of December 31, 2025. After giving effect to the refinancing of our 2024 Term Loan and Second Lien Notes, we believe that our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
During the year ended December 31, 2025, we enhanced liquidity by factoring certain employee retention credit claims, issuing Second Lien Notes, and increasing the principal balance on one of our mortgage loans - refer to Note 4 - Prepaid Expenses and Other Current Assets and Note 10 - Debt of our Annual Financial Statements included in this Annual Report on Form 10-K. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time, depending on future capital expenditure needs.
Capital Resources
Off-Balance Sheet Arrangements
As of December 31, 2025, we do not have any off‐balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As a smaller reporting company, we are not required to provide the information under this item.
Critical Accounting Estimates
The preparation of our Annual Financial Statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are based on historical experience and other relevant factors and reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.
Impairment Assessments
Property and equipment, right-of-use assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends. In accordance with Accounting Standards Codification ("ASC") 360-10, when evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. An impairment charge is recorded for the excess of the asset’s or asset group’s carrying value over its fair value.
In accordance with ASC 350 Intangibles - Goodwill and Other, we review goodwill and indefinite lived intangibles for impairment at the reporting unit level at least annually as of October 1, or when events or circumstances dictate, more frequently. At the time of a business combination, goodwill is either assigned to a specific reporting unit or allocated among reporting units based on the relative fair value of each reporting unit. The Company first performs a qualitative assessment to determine if it is more-likely-than-not that the reporting unit’s carrying value, which includes goodwill and intangibles, is more than its fair value, indicating a potential for impairment, and therefore requiring a quantitative assessment. If we determine that a quantitative impairment test is required, we typically use a combination of an income approach, i.e., a discounted cash flow calculation, and a market approach, i.e., using a market multiple method, to determine the fair value of each reporting unit, and then compare the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, the Company would record an impairment charge based on that difference, up to the amount of goodwill and intangibles allocated to that reporting unit.
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
Uncertain Tax Positions
As we operate in the cannabis industry, we are subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states except for California, Massachusetts, Illinois and Pennsylvania. Under IRC Section 280E, we are only allowed to deduct expenses directly related to cost of goods sold. This results in permanent differences for ordinary and necessary business expenses recorded on our consolidated statements of operations and those expenses that are deemed non-allowable under IRC Section 280E. For fiscal years 2023, 2024 and 2025, we have taken the position that we do not owe taxes attributable to the application of IRC Section 280E. However, since our tax position on IRC Section 280E may be challenged by the IRS, we elected to treat the deductibility of these related expenses as an uncertain tax position. As of December 31, 2025, the balances in unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on IRC Section 280E.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.

1Item 8. Audited Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Stockholders and the Board of Directors of Jushi Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jushi Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity (deficit), and cash flows for the years ended December 31, 2025, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Macias Gini & O’Connell LLP

Irvine, California
March 31, 2026

We have served as the Company's auditor since 2023.

JUSHI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,047	$19,521
Accounts receivable, net	2,801	1,461
Inventories, net	34,607	36,138
Prepaid expenses and other current assets	6,858	15,030
Total current assets	68,313	72,150
NON-CURRENT ASSETS:
Property, plant and equipment, net	143,321	144,063
Right-of-use assets - finance leases	57,667	60,627
Other intangible assets, net	92,205	100,472
Goodwill	30,910	30,910
Other non-current assets	27,801	30,273
Restricted cash - non-current	2,125	1,825
Total non-current assets	354,029	368,170
Total assets	$422,342	$440,320

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$22,330	$21,459
Accrued expenses and other current liabilities	25,531	32,786
Income tax payable	265	2,299
Debt, net - current portion (including related party principal amounts of $0 and $800 as of December 31, 2025 and 2024, respectively)	6,639	2,758
Finance lease obligations - current	11,125	9,593
Derivative liabilities - current	296	—
Total current liabilities	66,186	68,895
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $41,109 and $35,296 as of December 31, 2025 and 2024, respectively)	199,195	183,449
Finance lease obligations - non-current	53,547	52,742
Derivative liabilities - non-current	8,311	3,128
Unrecognized tax benefits (including interest and penalties of $38,342 and $27,839 as of December 31, 2025 and 2024, respectively)	177,242	143,688
Other liabilities - non-current	33,205	38,653
Total non-current liabilities	471,500	421,660
Total liabilities	537,686	490,555
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY (DEFICIT):
Common stock, no par value; authorized shares - unlimited; issued and outstanding shares - 199,696,597 and 196,696,597 Subordinate Voting Shares as of December 31, 2025 and 2024, respectively	—	—
Paid-in capital	511,868	508,386
Accumulated deficit	(627,212)	(558,621)
Total Jushi shareholders' equity (deficit)	(115,344)	(50,235)
Non-controlling interests	—	—
Total deficit	(115,344)	(50,235)
Total liabilities and equity (deficit)	$422,342	$440,320

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE, NET	$262,909	$257,525	$269,445
COST OF GOODS SOLD	(148,932)	(139,222)	(153,217)
GROSS PROFIT	113,977	118,303	116,228

OPERATING EXPENSES
Selling, general and administrative	109,126	107,008	110,472
Asset impairments	—	432	8,574
Total operating expenses	109,126	107,440	119,046

INCOME (LOSS) FROM OPERATIONS	4,851	10,863	(2,818)

OTHER INCOME (EXPENSE):
Interest expense, net	(40,845)	(37,425)	(36,966)
Fair value gain (loss) on derivatives	(5,087)	6,275	9,589
Other, net	7,478	3,140	(3,101)
Total other income (expense), net	(38,454)	(28,010)	(30,478)

LOSS BEFORE INCOME TAX	(33,603)	(17,147)	(33,296)
Income tax expense	(34,988)	(31,630)	(31,806)
NET LOSS	$(68,591)	$(48,777)	$(65,102)
LOSS PER SHARE - BASIC AND DILUTED	$(0.35)	$(0.25)	$(0.33)
Weighted average shares outstanding - basic and diluted	195,196,597	195,158,282	194,770,212
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share amounts)

	Subordinate Voting Shares	Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders’Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balances - January 1, 2023	196,686,372	$492,020	$(444,742)	$47,278	$(1,387)	$45,891
Shares canceled upon forfeiture of restricted stock, net of restricted stock grants	(54,774)	—	—	—	—	—
Share-based compensation (including related parties)	—	8,092	—	8,092	—	8,092
Modification and reclassification of warrants	—	3,391	—	3,391	—	3,391
Cashless exercise of options	—	(282)	—	(282)	—	(282)
Issuance of warrants	—	391	—	391	—	391
Net loss	—	—	(65,102)	(65,102)	—	(65,102)
Balances - December 31, 2023	196,631,598	$503,612	$(509,844)	$(6,232)	$(1,387)	$(7,619)
Shares issued upon exercise of stock options	64,999	39	—	39	—	39
Share-based compensation (including related parties)	—	4,222	—	4,222	—	4,222
Issuance of warrants	—	863	—	863	—	863
Deconsolidation of Jushi Europe	—	—	—	—	1,387	1,387
Northern Cardinal Ventures Transaction	—	(350)	—	(350)	—	(350)
Net loss	—	—	(48,777)	(48,777)	—	(48,777)
Balances - December 31, 2024	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Shares issued for restricted stock grants	3,000,000	—	—	—	—	—
Share-based compensation (including related parties)	—	2,105	—	2,105	—	2,105
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Net loss	—	—	(68,591)	(68,591)	—	(68,591)
Balances - December 31, 2025	199,696,597	$511,868	$(627,212)	$(115,344)	$—	$(115,344)

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,591)	$(48,777)	$(65,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in cost of goods sold	30,988	29,889	26,588
Share-based compensation	2,105	4,222	8,092
Fair value changes in derivatives	5,087	(6,275)	(9,589)
Non-cash interest expense, including amortization of deferred financing costs	9,819	7,044	6,498
Deferred income taxes and uncertain tax positions	34,093	28,900	25,874
Loss on debt extinguishment	—	362	—
Asset impairments	—	432	8,574
Gain on asset disposals	(2,396)	(732)	(1,648)
Gain on deconsolidation of Jushi Europe	—	(1,896)	—
Other non-cash items, net	3,945	2,212	8,855
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,126)	1,863	(2,366)
Inventory	1,758	(4,006)	(4,687)
Prepaid expenses and other current and non-current assets	1,150	(1,514)	404
Accounts payable, accrued expenses and other current liabilities	893	9,845	(4,811)
Net cash flows provided by (used in) operating activities	17,725	21,569	(3,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(16,090)	(4,708)	(10,743)
Investments in intangible assets	(1,202)	—	—
Proceeds from sale of assets	4,070	2,848	4,351
Payments for investments, net of cash of $218	—	(5,207)	—
Net cash flows used in investing activities	(13,222)	(7,067)	(6,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	39	—
Proceeds from second lien notes, net of debt discount of $512	4,608	—	—
Proceeds from 2024 term loan, net of debt discount of $970	—	47,530	—
Proceeds from mortgage loans, net of issuance cost of $20, $0 and $0 as of December 31, 2025, 2024 and 2023 respectively	3,473	—	21,900
Payments of mortgage loans	(586)	(408)	(211)
Payments of promissory notes	(175)	(6,350)	—
Payments of acquisition related credit facility	—	(60,125)	(4,875)
Payments of finance leases	(2,240)	(2,091)	(3,526)
Payments of 2024 term loan	(2,425)	—	—
Payments of loan financing costs	(11)	(2,689)	(250)
Proceeds from other financing activities	—	1,633	3,862
Payments of other financing activities	(1,877)	(2,000)	(3,031)
Net cash flows provided by (used in) financing activities	767	(24,461)	13,869
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,270	(9,959)	4,159
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	21,346	31,305	27,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$26,616	$21,346	$31,305

The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$30,210	$30,050	$29,363
Cash paid (received) for income taxes, net	$2,453	$(4,389)	$2,780
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$2,382	$2,897	$1,475
Right-of-use assets from finance lease liabilities	$3,458	$2,030	$681
Issuance of second lien notes for settlement of accrued bonus	$—	$1,382	$1,900
Issuance of promissory notes for acquisitions	$5,909	$—	$—
Warrants issued for second lien notes	$1,769	$—	$—
Financed insurance premiums	$1,519	$—	$—
Property, plant and equipment from finance lease liabilities	$1,067	$—	$—
Mortgage loans used for capital expenditure	$507	$—	$—
Issuance of second lien notes for debt exchange	$—	$4,750	$—
Warrants issued for debt exchange	$—	$863	$—
Warrants issued for 2024 term loan	$—	$6,765	$—
Issuance of debt to acquire non-controlling interest in Northern Cardinal	$—	$175	$—
Note receivable issued for sale of business license	$—	$300	$—
The accompanying notes are an integral part of these consolidated financial statements.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under the British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of December 31, 2025, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, New Jersey, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$24,047	$19,521
Restricted cash included in Prepaid expenses and other current assets	444	—
Restricted cash - non-current	2,125	1,825
Cash, cash equivalents and restricted cash	$26,616	$21,346
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit losses (or “allowance”) reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivable is reviewed on an ongoing basis. Expected credit losses are determined based on a combination of factors, including the Company’s risk assessment regarding the specific exposures, credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s charges to the allowance during each financial period presented in the consolidated statements of operations and its related allowance at each respective balance sheet date were not material. For certain customers, who are also vendors of the Company that meet the right of setoff criteria within Accounting Standards Codification (“ASC”) 210-20, Balance Sheet Offsetting, the Company nets the accounts receivable and accounts payable for balance sheet presentation purposes.
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

Buildings and building components	7 - 30 years
Leasehold improvements	The lesser of the term of the lease or the estimated useful life of the asset: 1 - 28 years
Machinery and equipment	1 - 10 years
Furniture, fixtures and office equipment (including computers)	2 - 7 years
Finance lease ROU assets - buildings	10 - 28 years
Finance lease ROU assets - machinery and equipment	3 - 5 years
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
Business Combinations
Acquisitions are assessed under ASC 805 Business Combinations, and judgment is required to determine whether a transaction qualifies as an asset acquisition or business combination. The Company includes in these financial statements the results of operations of the businesses acquired from the acquisition date. Acquisition-related expenses are recognized separately from a business combination and are expensed as incurred.
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
In May 2024, the Company sold one of its business licenses which was previously deemed to have an indefinite life. Furthermore, the Company continually evaluates its footprint and non-core assets, including licenses, as it executes its long-term strategies. In light of this, the Company determined that its business licenses no longer have indefinite useful lives. Additionally, the Company performed an impairment assessment immediately prior to the change and concluded that the business licenses were not impaired. As such, the Company commenced amortizing its business licenses with a gross value of $82,401 effective June 1, 2024 on a straight-line basis over a 15-year period. Annual amortization is approximately $5,493.
Goodwill and Indefinite Lived Intangibles
In accordance with ASC 350 Intangibles - Goodwill and Other, the Company reviews goodwill and indefinite lived intangibles for impairment at the reporting unit level at least annually as of October 1, or when events or circumstances dictate, more frequently. At the time of a business combination, goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. The Company first performs a qualitative assessment to determine if it is more-likely-than-not that the reporting unit’s carrying value, which includes goodwill and intangibles, is more than its fair value, indicating a potential for impairment, and therefore requiring a quantitative assessment. If the Company determines that a quantitative impairment test is required, the Company typically uses a combination of an income approach, i.e., a discounted cash flow calculation, and a market approach, i.e., using a market multiple method, to determine the fair value of each reporting unit, and then compares the fair value to its carrying amount to determine the amount of impairment, if any. If a reporting unit’s fair value is less than its carrying amount, the Company would record an impairment charge based on that difference, up to the amount of goodwill and intangibles allocated to that reporting unit.
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
Segment
The Company operates a vertically integrated cannabis business with eight operating segments at the state level. These operating segments are aggregated into one reportable segment due to their similar economic performance and qualitative characteristics related to the cultivation, processing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets, and the measure of segment revenue and expenses is reported as total consolidated revenue and expenses in the consolidated statements of operations. For more information on the reportable segment expenses, refer to Note 18 - Operating Expenses.
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
Under ASC 606, revenue from the sale of medicinal and adult-use cannabis and derivative products has a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances and discounts. Discounts issued with respect to sales are not variable consideration and represent a margin-driven decision. Taxes collected from customers for remittance to governmental authorities are excluded from revenue.
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

The fair value of stock options and compensatory warrants is estimated using the Black-Scholes valuation model, which requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be vested change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of RSAs is estimated based on the Company’s stock price on grant date.
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
The IRS has taken the position that Internal Revenue Code (“IRC”) Section 280E prevents cannabis companies from deducing any business expenses other than those included in cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. In connection with

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. For fiscal years 2023, 2024 and 2025, the Company has taken the position that its deduction of ordinary and necessary business expenses is not limited by IRC Section 280E.
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
Earnings or Loss per Share
Basic earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the basic weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per share is computed by dividing the net income or loss attributable to Jushi shareholders by the sum of the weighted average number of shares of common stock outstanding for the period, and the number of additional shares of common stock that would have been outstanding if the Company’s outstanding potentially dilutive securities had been issued. Potentially dilutive securities include stock options, warrants, unvested restricted stock, convertible promissory notes, and vested restricted stock issued to employees for which a corresponding non-recourse promissory note receivable with the employee is outstanding until the notes are repaid. The dilutive effect of potentially dilutive securities is reflected in diluted earnings or loss per share by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
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
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirement is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this pronouncement on January 1, 2025, which has resulted in enhanced income tax disclosures in its annual consolidated financial statements. The pronouncement was applied retrospectively to all prior periods presented in the financial statements.
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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provide entities with a practical expedience approach to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements and related disclosures.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

3. INVENTORIES, NET
The components of inventories, net, are as follows:

	As of December 31,
	2025	2024
Cannabis plants	$2,653	$3,621
Harvested cannabis and packaging	7,659	11,290
Total raw materials	10,312	14,911
Work in process	6,855	4,493
Finished goods	17,440	16,734
Total inventories, net	$34,607	$36,138

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	As of December 31,
	2025	2024
Prepaid expenses and deposits	$3,676	$3,452
Employee retention credit receivable	688	9,181
Assets held for sale	382	611
Other current assets	2,112	1,786
Total prepaid expenses and other current assets	$6,858	$15,030
Employee Retention Credit Receivable
The Coronavirus Aid, Relief, and Economic Security Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits on certain amounts of qualified wages if the Company experienced either a full or partial suspension of operations due to COVID related government orders. During the year ended December 31, 2023, the Company, with guidance from a third-party specialist, determined it was entitled to employee retention credit (“ERC”) claims for previous business interruptions related to COVID and filed for such claims with the Internal Revenue Service (“IRS”). As of December 31, 2025 and 2024, outstanding ERC claims were recorded as deferred income in Accrued expenses and other current liabilities, with an offsetting receivable amount in Prepaid expenses and other current assets within the consolidated balance sheets.
On February 11, 2025, the Company executed an agreement with an unrelated third party to sell certain ERC claims and received $5,081 in net cash proceeds on February 14, 2025. The Company was entitled to receive a portion of any interest paid on its respective ERC claims through the transaction date. Amounts were recognized in the consolidated statements of operations when the claims were paid by the IRS. As of December 31, 2025, all factored claims were received from the IRS.
The Company retained $4,162 of ERC claims. The amount reflected in Prepaid expenses and other current assets as of December 31, 2025, of $688 represents the portion of retained claims that have not yet been refunded by the IRS.
During the year ended December 31, 2025, the Company received payments on retained claims from the IRS in the amount of $3,411, plus interest on such amounts, which were recorded in other income (expense), net in the consolidated statements of operations. In addition, during the year ended December 31, 2025, the IRS paid $5,979 of factored claims plus interest on such amounts, of which $5,081 is also recorded in other income (expense), net in the consolidated statements of operations.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Assets Held for Sale
As of December 31, 2025, the Company determined that certain assets relating to one of its dispensaries located in Illinois, with total carrying value of $382, met the criteria to be classified as assets held for sale, and were included in Prepaid expenses and other current assets in the consolidated balance sheet. In January 2026, the operations of that dispensary were turned over to the buyer pursuant to a master services agreement.
As of December 31, 2024, the Company determined that certain assets relating to one of its dispensaries located in Nevada, with total carrying value of $611, met the criteria to be classified as assets held for sale, and were included in Prepaid expenses and other current assets in the consolidated balance sheet. In May 2025, the Company sold the assets for a net gain of $2,243, which was recorded in operating expenses in the consolidated statements of operations for the year ended December 31, 2025.
Additionally, during the year ended December 31, 2024, the Company sold one of its business licenses in California, and one of its business licenses in Nevada which were both previously written off, for a net gain of $750 and $425, respectively. These amounts were recorded in operating expenses in the consolidated statements of operations.

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	As of December 31,
	2025	2024
Buildings and building components	$91,225	$89,124
Land	12,956	12,956
Leasehold improvements	55,775	47,514
Machinery and equipment	24,946	23,959
Furniture, fixtures and office equipment (including computers)	23,769	22,597
Construction-in-process	4,808	2,533
Total property, plant and equipment - gross	213,479	198,683
Less: Accumulated depreciation	(70,158)	(54,620)
Total property, plant and equipment - net	$143,321	$144,063
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Total depreciation was $16,550, $18,851 and $17,961 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest expense capitalized to PPE totaled $400, $75 and $523 for the years ended December 31, 2025, 2024 and 2023, respectively.

6. ACQUISITIONS
2025 Business Combinations
The Company did not have any material acquisitions during the year ended December 31, 2025.
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
Statewide
In September 2024, the Company entered into an Asset Purchase Agreement with Statewide Property Holdings Ohio, LLC (“Statewide”) for certain assets to be acquired in connection with one dispensary in Toledo, Ohio, and a 10(B) additional dispensary in Warren, Ohio, which was completed in three separate closings. As a part of the first closing which occurred in October 2024, the Company also entered into a Management Services Agreement (the “MSA”) which resulted in the day-to-day operations of the dispensary transferring to the Company, subject to state regulatory constraints, until the license and inventory assets were acquired in the second and third closings. Based on the terms of the MSA, it was determined that the Company has a variable interest in Statewide, and as such was consolidated in the Company’s financial statements beginning in October 2024. The second closing for the license and inventory assets at the Toledo, Ohio dispensary occurred in February 2025, and the third closing for the license and inventory assets in the Warren, Ohio dispensary occurred in June 2025.
RJK
In October 2024, the Company entered into an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”) for certain assets to be acquired in connection with one dispensary in Oxford, Ohio and a 10(B) additional dispensary in Mansfield, Ohio, which was completed in three separate closings. As part of the first closing which occurred in November 2024, the Company also entered into a MSA which resulted in the day-to-day operations of the dispensary transferring to the Company, subject to regulatory constraints, until the license and assets were acquired in the second and third closings. Based on the terms of the MSA, it was determined that the Company has a variable interest in RJK, and as such was consolidated in the Company’s financial statements beginning in November 2024. The second closing for the license and

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
inventory assets at the Oxford, Ohio dispensary occurred in February 2025, and the third closing for the license and inventory assets at the Mansfield, Ohio dispensary occurred in August 2025.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As of December 31, 2025 and 2024, the carrying amount of goodwill was $30,910.
Other Intangible Assets
The components of other intangible assets are as follows:

	As of December 31,		Estimated Useful Life
	2025	2024
Licenses (1)(2)	$93,944	$93,196	15 years
Intellectual Property	9,580	9,580	10 years
Tradenames	12,169	12,169	5 - 10 years
Patient/Customer database	2,925	2,925	5 - 10 years
Non-compete	—	115	3 years
Website development	176	61	3 years
Formulations	50	50	Indefinite
Total gross amount	118,844	118,096
Less: Accumulated Amortization	(26,639)	(17,624)
Other Intangible Assets, net	$92,205	$100,472
(1)Includes licenses acquired in 2024 in the amount of $10,795. Refer to Note 6 - Acquisitions for more information.
(2)The Company commenced amortizing its business licenses effective June 1, 2024. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for more information.
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $9,195, $6,281 and $3,269, respectively, and is included in cost of goods sold and in operating expenses in the consolidated statements of operations. During the year ended December 31, 2025, all additions to intangible assets were primarily related to acquisitions.

The estimated future annual amortization expense related to intangible assets as of December 31, 2025 are as follows:

2026	$8,946
2027	8,142
2028	8,077
2029	7,233
2030	6,513
Thereafter	53,244
Total estimated future amortization expense	$92,155

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Impairment of Goodwill and Other intangible assets
The Company did not have any impairment of goodwill and other intangible assets during the years ended December 31, 2025 and 2024.
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

8. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	As of December 31,
	2025	2024
Operating lease assets	$19,724	$18,114
Indemnification assets	499	4,808
Net deferred tax assets	5,145	5,048
Deposits and escrows - properties	1,699	1,723
Deposits - equipment	386	422
Other	348	158
Total other non-current assets	$27,801	$30,273

The decrease in the indemnification asset from $4,808 at December 31, 2024 to $499 at December 31, 2025 reflects the expiration of statutes of limitations during 2025 on certain indemnified uncertain tax positions in acquired entities, resulting in the reversal of the related liabilities and indemnification receivables.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	As of December 31,
	2025	2024
Deferred income - ERC (1)	$688	$9,181
Goods received not invoiced	2,961	4,366
Operating lease obligations	6,035	4,966
Accrued employee related expenses and liabilities	5,955	4,095
Accrued interest	1,945	1,531
Accrued sales and excise taxes	1,749	1,928
Deferred revenue (loyalty program)	1,596	1,321
Accrued professional and management fees	564	470
Accrued capital expenditures	210	461
Other accrued expenses and current liabilities	3,828	4,467
Total accrued expenses and other current liabilities	$25,531	$32,786
(1)Refer to Note 4 - Prepaid Expenses and Other Current Assets for more information.

10. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Contractual Maturity Date	As of December 31,
			2025	2024
Principal amounts:
Second Lien Notes (1)	17%	December 2026	$86,194	$80,131
2024 Term Loan (1)	26%	September 2026	46,075	48,500
Acquisition-related promissory notes payable	8% - 13%	June 2026 - April 2027	28,337	22,289
Mortgage loans	6% - 10%	January 2027 - September 2030	32,470	29,054
Total debt subject to scheduled repayments			193,076	179,974
Promissory notes payable to Sammartino (2)	10%	September 2024 - September 2026	21,500	21,500
Total debt			214,576	201,474
Less: debt issuance costs and original issue discounts			(8,742)	(15,267)
Total debt, net			$205,834	$186,207
Debt, net - current portion			$6,639	$2,758
Debt, net - non-current portion			$199,195	$183,449
(1)On March 27, 2026, the Company refinanced the Second Lien Notes and the 2024 Term Loan. Refer to Note 25 - Subsequent Events for more information.
(2)This amount is related to the promissory notes issued to Sammartino Investments LLC (“Sammartino”) in connection with the acquisition of Nature's Remedy in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 22 - Commitments and Contingencies.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
2024 Term Loan
In July 2024, a syndicate of lenders provided a $48,500 secured term loan (“2024 Term Loan”) to the Company. The 2024 Term Loan was issued with a 2% original issue discount, bore interest at a rate of 12.25% per annum and was set to mature the earlier of (i) January 31, 2027 and (ii) the date that is 91 days prior to the final maturity of the Second Lien Notes. Beginning August 1, 2025, the Company commenced quarterly principal payments of $1,213 on the first business day of each calendar quarter with a final payment of $42,438 at maturity date, plus a 4% exit premium on such amounts. The 2024 Term Loan and all accrued interest and other amounts due, were paid in full on March 27, 2026. Refer to Note 25 - Subsequent Events for more information.
Additionally, the Company issued 19,400,000 five-year warrants to purchase SVS of the Company (the “2024 Term Loan Warrants”) at a strike price of $1.00 per SVS. The 2024 Term Loan Warrants were issued by the Company in connection with, but were detached from, the 2024 Term Loan. Refer to Note 13 - Derivative Liabilities for additional information.
An entity affiliated with James Cacioppo, the Company’s Chief Executive Officer, Chairman and Founder, was a 2024 Term Loan lender in the principal amount of $9,000, and received 3,600,000 2024 Term Loan Warrants. Denis Arsenault, a significant equity holder of the Company, was a 2024 Term Loan lender in the principal amount of $7,000, and received 2,800,000 2024 Term Loan Warrants.
Second Lien Notes
In December 2022, the Company issued 12% second lien notes due December 7, 2026 (“Second Lien Notes”) in an aggregate amount of $73,061, of which the Company received cash proceeds of $31,594 and the remaining $41,467 was settled without the need for any transfers of cash between the Company and certain holders of its 10% senior secured notes (“Senior Notes”) that elected to purchase Second Lien Notes from the Company in accordance with certain Funding and Settlement Facilitation Agreements (“Facilitation Agreements”). The Facilitation Agreements provided for the Company and purchasers of Second Lien Notes who were also holders of Senior Notes to settle the amount owed to each such purchaser pursuant to the redemption of such purchaser’s Senior Notes against the amount of Second Lien Notes purchased by such purchaser without the need for any transfers of cash. The Second Lien Notes mature on December 7, 2026, and bear interest at 12.0% per annum, payable in cash quarterly.
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
In February 2025, the Company issued US$3,719 principal amount of Second Lien Notes and C$2,000 principal amount of Second Lien Notes. The issuances of the Second Lien Notes were also accompanied by 8,010,626 five-year detached warrants to purchase the Company’s subordinate voting shares, no par value per share, in a private placement at a strike price of US$0.48 per subordinate voting share. An entity affiliated with the Company’s CEO, purchased US$3,719 principal amount of Second Lien Notes for a purchase price of US$3,347, and received 5,810,938 warrants. Denis Arsenault, a significant equity holder of the Company, purchased C$2,000 of Second Lien Notes for a purchase price of C$1,800, and received 2,199,688 warrants.
The Second Lien Notes and all accrued and unpaid interest were paid in full on March 27, 2026. Refer to Note 25 - Subsequent Events for more information.

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
Repayment of principal and interest are currently on hold until the resolution of the Sammartino Matter as discussed in greater detail in Note 22 - Commitments and Contingencies. Consequently, the principal balances were classified as long-term debt, and the accrued interests were classified as other liabilities - non-current as of December 31, 2025 and 2024 since the Company currently has no obligation to pay these amounts within the next 12 months from the balance sheet date.
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
Northern Cardinal
In October 2024, in connection with the acquisition of the remaining 51% shares of Northern Cardinal Ventures, LLC (“Northern Cardinal”), the Company issued a one-year unsecured promissory note with an aggregate total principal amount of $175 at an interest rate of 9%. The promissory note provided for cash interest payments to be made quarterly and all principal and accrued and unpaid interest were due at maturity. The promissory note was paid in full in October 2025. Refer to Note 15 - Non-Controlling Interest for more information.
Statewide
In February 2025, in connection with an Asset Purchase Agreement with Statewide, the Company issued a promissory note in an aggregate total principal amount of $2,161 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Warren, Ohio

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
dispensary). Following the third closing in June 2025, the promissory note, which provides for full principal and interest payments on the maturity date, will mature in June 2026.
RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK, the Company issued a promissory note in an aggregate total principal amount of $4,063 with a stated interest rate of 9% per annum and which matures on or before the one-year anniversary of the third closing date (for the license and inventory assets at the Mansfield, Ohio dispensary). Following the third closing in August 2025, the promissory note, which provides for full principal and interest payments on the maturity date, will mature in August 2026.
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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of December 31, 2025 was 9.0%.
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
The interest rate as of December 31, 2025 was 7.55%.
Financial covenants
2026 Term Loan
The 2026 Term Loan includes a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $15,000 at all times.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of December 31, 2025, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.

Annual Maturities
As of December 31, 2025, aggregate future contractual maturities of the Company’s debt are as follows:

	2026	2027	2028	2029	2030	Total
Second Lien Notes(1)	$—	$—	$—	$86,194	$—	$86,194
Acquisition-related promissory notes payable	6,223	22,114	—	—	—	28,337
Mortgage loans	593	9,413	495	539	21,430	32,470
2024 Term loan(1)	—	—	—	46,075	—	46,075
Total debt subject to scheduled repayments	$6,816	$31,527	$495	$132,808	$21,430	$193,076
(1)The Company refinanced its Second Lien Notes and 2024 Term Loan on March 27, 2026. Refer to Note 25 - Subsequent Events for more information. The table above reflects the maturity schedule of the refinanced debt.
The above table excludes the maturities of the Company’s promissory notes payable to Sammartino, as the repayments of these notes, if any, would arise in the context of a non-appealable final judgment by a court. Refer to Note 22 - Commitments and Contingencies for more information. Specifically, the promissory notes that were payable to Sammartino are as follows: $16,500 in 2024 and $5,000 in 2026. However, these balances were classified as long-term debt as of December 31, 2025 and 2024 since the Company does not expect to repay these amounts within the next 12 months.
Interest Expense
Interest expense, net is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Interest and accretion - Second Lien Notes	$13,368	$11,423	$10,106
Interest and accretion - 2024 Term Loan	12,077	4,653	—
Interest and accretion - Finance lease liabilities	10,224	10,045	9,784
Interest and accretion - Acquisition Facility	—	4,844	9,466
Interest and accretion - Promissory notes	3,554	4,421	6,173
Interest and accretion - Mortgage loans and other financing activities	2,478	2,671	2,051
Capitalized interest	(400)	(75)	(523)
Total interest expense	41,301	37,982	37,057
Interest income	(456)	(557)	(91)
Total interest expense, net	$40,845	$37,425	$36,966

11. LEASES
The Company leases certain business facilities for corporate, retail and cultivation and processing operations from third parties under lease agreements that specify minimum rentals. In addition, the Company leases certain equipment for use in cultivation and processing activities. The Company determines whether a contract is or contains a lease at the inception of the contract. The expiry dates of the leases, including reasonably certain estimated renewal periods, are between 2026 and 2043. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of lease assets	$5,244	$4,758	$5,358
Interest on lease liabilities	10,224	10,045	9,784
Total finance lease cost	15,468	14,803	15,142
Operating lease cost	6,226	5,112	4,819
Variable lease cost	46	86	155
Total lease cost	$21,740	$20,001	$20,116
All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	As of December 31, 2025		As of December 31, 2024
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average discount rate	16.29%	15.95%	16.17%	15.28%
Weighted average remaining lease term (in years)	14.6	7.8	15.6	8.0
Cash paid for amounts included in the measurement of lease liabilities	$11,622	$6,435	$11,054	$5,780
The maturities of the contractual undiscounted lease liabilities as of December 31, 2025 are as follows:

	Finance Leases	Operating Leases
2026	$12,087	$6,336
2027	11,521	5,727
2028	11,562	5,023
2029	11,033	4,332
2030	11,012	3,900
Thereafter	128,345	15,577
Total undiscounted lease liabilities	185,560	40,895
Interest on lease liabilities	(120,888)	(18,000)
Total present value of minimum lease payments	$64,672	$22,895
Lease liabilities - current portion	$11,125	$6,035
Lease liabilities - non-current	$53,547	$16,860

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

12. OTHER NON-CURRENT LIABILITIES
The components of other non-current liabilities are as follows:

	As of December 31,
	2025	2024
Operating lease liabilities	$16,860	$17,623
Acquisition-related milestone accrual (1)	5,000	5,000
Accrued interest (1)	3,530	3,130
Deferred tax liabilities	2,291	1,626
Contingent consideration liabilities (2)	—	5,912
Other non-current liabilities	5,524	5,362
Total other non-current liabilities	$33,205	$38,653
(1)These amounts are related to Sammartino in connection with the acquisition of Nature's Remedy in September 2021 which were classified as other liabilities - non-current in the consolidated balance sheets as of December 31, 2025 and 2024, since the Company currently has no obligation to pay these amounts within the next 12 months of the respective balance sheet dates. See further discussion of the Sammartino Matter in Note 22 - Commitments and Contingencies.
(2)This relates to the acquisitions of Statewide and RJK. Refer to Note 6 - Acquisitions for more information.

13. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities:

Total Derivative Liabilities (1)
Balance as of January 1, 2024	$2,638
Fair value changes	(6,119)
Derivative Warrants issued (2)	6,765
Expiration of derivative warrants	(156)
Balance as of December 31, 2024	3,128
Derivative Warrants issued (3)	1,769
Fair value changes	5,087
Reclassification to equity (3)	(1,377)
Balance as of December 31, 2025	$8,607
(1)Refer to Note 14 - Equity for the change in number of warrants outstanding.
(2)Represents the fair value of 19,400,000 derivative warrants issued in connection with the 2024 Term Loan in July 2024. Refer to Note 10 - Debt for more information.
(3)In February 2025, the Company issued 8,010,626 warrants in connection with Second Lien Notes issuances, which were reclassified to equity upon the finalization of the exercise price in March 2025. Refer to Note 10 - Debt for more information.
As of December 31, 2025 and December 31, 2024, there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with exercise price of $2.086 per warrant and expiration date in December 2026 and (ii) 19,400,000 warrants with exercise price of $1.00 per warrant and expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of December 31, 2025 and December 31, 2024.

The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	As of December 31,
	2025	2024
Stock price per share	$0.63	$0.31
Risk-free annual interest rate	3.48% - 3.60%	4.24% - 4.35%
Exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	118%	93%
Remaining life	0.9 - 3.6 years	2 - 4.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of December 31, 2025			As of December 31, 2024
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.63	$1,075	$(1,057)	$0.31	$440	$(427)
Volatility	118%	$713	$(792)	93%	$438	$(465)

14. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares and Preferred Shares. As of December 31, 2025, the Company had 199,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one share of the same class of common share. The following table summarizes the status of the Company’s warrants and related transactions for each of the presented years:

	Non-Derivative Warrants	Derivative Warrants	Total Number of Warrants	Weighted - Average Exercise Price Per Warrant	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2024	49,068,636	37,862,922	86,931,558	$1.12	$—	3.0
Granted (1)	2,500,000	19,400,000	21,900,000	$0.99
Cancelled/forfeited/expired (2)	(1,050,100)	(35,862,922)	(36,913,022)	$1.21
Balance, December 31, 2024	50,518,536	21,400,000	71,918,536	$1.03	$—	3.6
Granted (3)	8,710,626	—	8,710,626	$0.48
Cancelled/forfeited/expired	(1,235,075)	—	(1,235,075)	$2.55
Balance, December 31, 2025	57,994,087	21,400,000	79,394,087	$0.95	$2,019	2.8
Exercisable, December 31, 2025	56,574,087	21,400,000	77,974,087	$0.96	$1,892	2.8
(1)In July 2024, 19,400,000 warrants were issued in connection with the 2024 Term Loan. In February 2024, 1,800,000 warrants were issued in connection with the Debt Exchange. Refer to Note 10 - Debt for more information.
(2)On December 23, 2024, 35,862,922 warrants that were issued in connection with the Senior Notes expired.
(3)In February 2025, the Company issued 8,010,626 warrants in connection with Second Lien Notes issuances. Refer to Note 10 - Debt for more information.

The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculations at date of issuance.

	Year Ended December 31,
	2025	2024
Weighted average stock price	$0.34	$0.60
Weighted average expected stock price volatility	92%	87%
Expected annual dividend yield	—%	—%
Weighted average expected life of warrants	5.0 years	4.8 years
Weighted average risk-free annual interest rate	4.09%	3.97%
Weighted average grant date fair value	$0.23	$0.36
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
The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 4,350,503 as of December 31, 2025.
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

The following table summarizes the status of stock options and related transactions for each of the presented years:

	Stock Options	Weighted Average Exercise Price per Stock Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, January 1, 2024	27,653,184	$1.40	$—	8.2
Granted	12,954,490	$0.57
Exercised	(64,999)	$0.60	$—
Cancelled/forfeited/expired	(13,773,256)	$1.81
Balance, December 31, 2024	26,769,419	$0.79	$—	8.5
Granted	3,330,000	$0.47
Cancelled/forfeited/expired	(3,501,501)	$0.82
Balance, December 31, 2025	26,597,918	$0.75	$2,129	7.9
Exercisable, December 31, 2025	19,232,055	$0.83	$1,248	7.5
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Year Ended December 31,
	2025	2024
Weighted average stock price	$0.47	$0.56
Weighted average expected stock price volatility	95.3%	86.9%
Expected annual dividend yield	—%	—%
Weighted average expected life	5.2 years	5.0 years
Weighted average risk-free annual interest rate	3.81%	3.56%
Weighted average grant date fair value	$0.35	$0.21

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Restricted Stock
The Company grants restricted SVS to independent directors, management, former owners of acquired businesses or assets, and to consultants and other employees. The restricted SVS are included in the issued and outstanding SVS, and the fair value of the restricted stock granted was estimated based on the SVS price at grant date. The following table summarizes the status of restricted stock and related transactions for each presented years:

	Unvested Restricted Stock	Weighted-Average Grant-date Fair Value Price per Restricted Stock	Average Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
Issued and Outstanding as of January 1, 2024	1,861	$4.05	$1	0.7
Vested and Released	(1,861)	$4.05	$1
Issued and Outstanding as of December 31, 2024	—	$—	$—	0
Granted (1)	3,000,000	$0.50
Issued and Outstanding as of December 31, 2025	3,000,000	$0.50	$1,500	0.0
(1)In December 2025, 3,000,000 restricted SVS were issued in connection with James Cacioppo’s Executive Employment Agreement.
Share-based compensation cost
The Company recorded share-based compensation costs related to previously issued stock options, restricted stocks and compensatory warrants totaling $2,105, $4,222 and $8,092 for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in selling, general and administrative operating expenses in the accompanying consolidated statements of operations.
As of December 31, 2025, the Company had $1,788 of unrecognized share-based compensation cost related to unvested stock options, restricted stock and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.4 years as follows:

2026	$1,192
2027	442
2028	146
2029	8
Thereafter	—
$1,788

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
In August 2021, Northern Cardinal was awarded a conditional retail dispensary license in Illinois via the state’s lottery process. The Company was a 49% equity member in Northern Cardinal. In September 2024, the Company acquired the remaining 51% for $350, which was paid with $175 cash, and $175 one-year promissory note at an interest rate of 9%, which was paid in October 2025. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in paid-in capital. As of December 31, 2025, the Company owned 100% of the issued and outstanding shares of Northern Cardinal.

16. LOSS PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(68,591)	$(48,777)	$(65,102)

Denominator:
Weighted-average shares of common stock - basic and diluted	195,196,597	195,158,282	194,770,212

Loss per share - basic and diluted	$(0.35)	$(0.25)	$(0.33)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on loss per share, but were excluded from consideration in the computation of diluted net loss per share for the years ended December 31, 2025, 2024 and 2023 because the impact of including them would have been anti-dilutive:

	As of December 31,
	2025	2024	2023
Stock options	24,845,499	27,321,342	28,783,139
Warrants (derivative liabilities and equity)	78,582,635	95,802,822	85,575,031
Unvested restricted stock awards	172,603	1,347	368,711
	103,600,737	123,125,511	114,726,881

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
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Year Ended December 31,
	2025	2024	2023
Retail cannabis	$235,472	$227,930	$239,351
Wholesale cannabis	27,437	29,595	30,094
Total revenue, net	$262,909	$257,525	$269,445

18. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Year Ended December 31,
	2025	2024	2023
Salaries, wages and employee related expenses	$56,778	$56,443	$56,483
Depreciation and amortization expense	17,250	15,459	10,656
Rent and related expenses	12,560	11,673	11,789
Professional fees and legal expenses	6,821	6,744	7,732
Software and technology expenses	4,299	4,120	5,270
Share-based compensation expense	2,105	4,222	8,092
Goodwill impairment	—	—	7,329
Indefinite-lived intangible asset impairment	—	—	845
Tangible long-lived asset impairment	—	432	400
Gain on asset disposals and lease terminations	(2,675)	(2,400)	(1,627)
Other expenses (1)	11,988	10,747	12,077
Total operating expenses	$109,126	$107,440	$119,046
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2025	2024	2023
Employee retention credit claims	$10,617	$77	$—
Deconsolidation of Jushi Europe	—	1,896	—
Loss on investments and financial assets	—	(200)	(777)
Losses on debt extinguishments	—	(362)	—
Gains (losses) on foreign currency adjustments	(885)	1,529	(545)
Gains (losses) on legal settlements	714	400	(400)
Losses on indemnification assets	(4,308)	(2,098)	(1,292)
Other gains (losses)	1,340	1,898	(87)
Total other income (expense), net	$7,478	$3,140	$(3,101)

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

20. INCOME TAXES
Details of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$31,362	$32,454	$27,303
State	3,058	3,294	3,608
	34,420	35,748	30,911

Deferred tax benefit:
Federal	503	(1,873)	2,281
State	(131)	(2,634)	(1,386)
Foreign	(6,426)	(3,241)	(5,554)
	(6,054)	(7,748)	(4,659)
Change in valuation allowance	6,622	3,630	5,554
Total income tax expense	$34,988	$31,630	$31,806
The differences between the income tax expense and the expected income taxes based on the statutory tax rate applied to pre-tax loss are as follows:

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2025		2024		2023
Loss before income taxes	$(33,603)		$(17,147)		$(33,296)
U.S. federal statutory tax rate	(7,057)	21.0%	(3,601)	21.0%	(6,992)	21.0%
State and local income taxes, net of federal income tax effect (1)	1,161	(3.5)%	(711)	4.1%	(600)	1.8%
Foreign tax effects
Canada
Statutory tax rate difference between Canada and U.S.	(9,349)	27.8%	(5,088)	29.7%	(4,576)	13.7%
Changes in valuation allowances	6,426	(19.1)%	4,560	(26.6)%	5,554	(16.7)%
Deemed interest income	869	(2.6)%	1,641	(9.6)%	842	(2.5)%
Gain on fair value derivative	1,374	(4.1)%	(1,694)	9.9%	(2,550)	7.7%
Other	680	(2.0)%	581	(3.4)%	730	(2.2)%
Switzerland
Changes in valuation allowances	—	0.0%	(1,050)	6.1%	—	0.0%
Write-off foreign NOL	—	0.0%	1,050	(6.1)%	—	0.0%
Other	—	0.0%	(930)	5.4%	114	(0.3)%
Other foreign jurisdictions	—	0.0%	509	(3.0)%	—	0.0%
Nontaxable or nondeductible items
Gain on fair value of derivative	1,068	(3.2)%	(1,318)	7.7%	(2,014)	6.0%
IRC Section 280E disallowed expenses	—	0.0%	—	0.0%	10,862	(32.6)%
Other	(82)	0.2%	929	(5.4)%	2,608	(7.8)%
Changes in unrecognized tax benefits	39,495	(117.5)%	35,452	(206.8)%	24,888	(74.7)%
Return to provision	403	(1.2)%	1,300	(7.6)%	2,940	(8.8)%
Total income tax expense	$34,988	(104.1)%	$31,630	(184.5)%	$31,806	(95.5)%
(1)     State taxes in Illinois, Pennsylvania and Virginia for 2025; California, Illinois, Pennsylvania and Virginia for 2024 and Illinois, Pennsylvania and Virginia for 2023 make up the majority (greater than 50%) of the tax effect in this category.

The amounts of cash income taxes paid/(received) by the Company were as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$1,679	$(173)	$60
U.S. state and local
Philadelphia	—	(720)	87
Pennsylvania	243	(1,874)	912
Florida	(26)	(426)	80
Virginia	831	425	360
Illinois	(397)	(1,696)	1,276
Other state and local	123	75	5
Total income taxes paid/(received), net	$2,453	$(4,389)	$2,780

The Company’s income tax payable of $265 as of December 31, 2025 reflects deferral of certain estimated income tax payments. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. As of December 31, 2025, with few exceptions, all tax filings remain open for assessment.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Year-end deferred tax assets and liabilities were due to the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Lease liability	$19,207	$19,300
Net operating losses	20,717	20,329
Interest carryforward	13,242	7,726
Property and equipment	1,245	2,260
Other deferred tax assets	3,597	2,998
Valuation allowance	(33,202)	(26,580)
	$24,806	$26,033
Deferred tax liabilities:
Right-of-use assets	$(17,218)	$(17,528)
Intangible assets	(4,491)	(4,705)
Other deferred tax liabilities	(243)	(378)
	$(21,952)	$(22,611)
Net deferred tax asset (liabilities) (1)	$2,854	$3,422
(1) Net deferred tax assets are included in other non-current assets while net deferred tax liabilities are included in other non-current liabilities in the consolidated balance sheets.
Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2025 and 2024.
As of December 31, 2025, the Company had $70,439 of non-capital Canadian losses, $3,293 of capital Canadian losses, $58,996 of state net operating losses which expire in 2033-2045. The Company has not recorded $41,209 of these state net operating losses as an unrecognized tax benefit. To the extent that the benefit from these loss carryforwards are not expected to be realized, the Company has recorded a valuation allowance as follows: $70,439 for non-capital Canadian losses, $3,293 for capital Canadian losses, $9,728 for state net operating losses.
The IRS has taken the position that IRC Section 280E prevents cannabis companies from deducting any business expenses other than those included in cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income which provides for effective tax rates that are well in excess of statutory tax rates. In connection with the preparation and filing of the fiscal 2022 federal income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. For fiscal years 2023, 2024 and 2025, the Company has taken the position that its deductions of ordinary and necessary business expenses is not limited by IRC Section 280E. However, since the Company’s new tax position on 280E may be challenged by the IRS, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of December 31, 2025 and 2024, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statements of operations.
The Company has a liability for unrecognized tax benefits of $177,242 and $143,688 as of December 31, 2025 and 2024, respectively, inclusive of interest and penalties of $38,342 and $27,839, respectively. Additionally, there are unrecognized deferred tax benefits of $28,496 and $23,607 as of December 31, 2025 and 2024, respectively. The Company anticipates

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The Company classifies interest and penalties related to its liability for unrecognized tax benefits as a component of income tax expense, which were $10,503, $8,814 and $6,676, for the years ended December 31, 2025, 2024 and 2023, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation included provisions affecting the limitation on interest deductions and bonus depreciation. The enactment did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025, and did not materially affect the Company’s effective income tax rate for 2025. The act reduced the amount of cash the Company would have had to pay for income taxes for the year ended December 31, 2025 by $1,889.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) are as follows:

Balance at January 1, 2024	$104,625
Reductions based on lapse of statute of limitations	(1,692)
Additions based on tax positions related to the current year	25,041
Additions based on tax positions related to the prior year	11,631
Balance at December 31, 2024	$139,605
Reductions based on lapse of statute of limitations	(4,350)
Additions based on tax positions related to the current year	30,300
Additions based on tax positions related to the prior year	1,869
Balance at December 31, 2025	$167,424

21. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
Nature of transaction	Related Party Income (Expense)			Related Party Receivable (Payable)
Second Lien Notes - interest expense and principal amount (1)	$(2,990)	$(2,360)	$(2,223)	$(25,909)	$(20,096)
2024 Term Loan - interest expense and principal amount (2)	$(1,927)	$(822)	$—	$(15,200)	$(16,000)
(1)The Second Lien Notes payable and the related interest expense includes amounts related to certain senior key management as well as a significant investor. See Note 10 - Debt for more information.
(2)The 2024 Term Loan payable and the related interest expense includes amounts related to the Company’s Chief Executive Officer as well as a significant investor. See Note 10 - Debt for more information.

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

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of December 31, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. A change in administration due to the recent United States presidential election presents a risk of a change in federal policy. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 20 - Income Taxes for certain tax-related contingencies.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2025, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
Commitments
In addition to the contractual obligations outlined in Note 10 - Debt and Note 11 - Leases, the Company has commitments as of December 31, 2025 related to property and construction.
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
401(k) Plan
The Company maintains a 401(k) plan, which is generally available to eligible employees. The Company makes safe harbor matching contributions, subject to a maximum contribution of 4% of the participant’s compensation. The employer matching contributions to the 401(k) plan were $767, $652 and $677 for the years ended December 31, 2025, 2024 and 2023, respectively.

23. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	As of December 31,
	2025	2024
Financial liabilities: (1)
Derivative liabilities (2)	$8,607	$3,128
Contingent consideration liabilities (3)	—	5,912
Total financial liabilities	$8,607	$9,040
(1)    The Company has no financial assets, or no financial liabilities in Level 1 or 2 within the fair value hierarchy as of December 31, 2025 and 2024, and there were no transfers between hierarchy levels during the years ended December 31, 2025 and 2024.
(2)    Refer to Note 13 - Derivative Liabilities.
(3)     Refer to Note 6 - Acquisitions.

JUSHI HOLDINGS INC. Notes to Consolidated Financial Statements (Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes and the Senior Notes approximates its fair values as of December 31, 2025 and 2024, respectively.

24. BUSINESS CONCENTRATION
For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 10% of the Company’s total sales.
As of December 31, 2025, one customer accounted for 47% of the Company’s total accounts receivable balance. As of December 31, 2024, three customers accounted for 44% of the Company’s total accounts receivable balance.
For the year ended December 31, 2025, the Company purchased 51% of its inventory from three vendors. For the year ended December 31, 2024, the Company purchased 39% of its inventory from two vendors. For the year ended December 31, 2023, the Company purchased 19% of its inventory from one vendor.
There was no single vendor that accounted for more than 10% of the Company’s accounts payable and accrued expenses as of December 31, 2025 and 2024.

25. SUBSEQUENT EVENTS
Debt Refinancing
On March 27, 2026, the Company refinanced both its 2024 Term Loan and its Second Lien Notes, which had outstanding principal balances of $46,075 and $86,194, respectively, as of December 31, 2025, and were scheduled to mature within twelve months of December 31, 2025. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders that bears an interest rate of 12.5% and matures in March 2029. Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, the Company’s Chief Executive Officer, Chairman and founder, participated in the 2026 Term Loan with a principal amount of $27,993. Denis Arsenault, a founder and significant equity holder of the Company, participated in the 2026 Term Loan with a principal amount of $21,016.

The Company used the proceeds from the 2026 Term Loan to repay in full the outstanding principal, accrued but unpaid interest, exit fee and make-whole on the 2024 Term Loan, as well as the outstanding principal and accrued but unpaid interest on the Second Lien Notes. The proceeds were also used to pay all fees and expenses associated with the issuance of the 2026 Term Loan. Remaining excess proceeds were retained on the balance sheet for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Management under the supervision of, and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the specified criteria.
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

Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Issuance of 2026 Term Loan
(Amounts expressed in thousands of U.S. dollars)
Because we are filing this Annual Report on Form 10-K within four business days after the applicable event, we are making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 1.01, Item 1.02 and Item 2.03.
The Company entered into a Loan Agreement, dated as of March 27, 2026 (the “Loan Agreement”), by and among the Company, as borrower, the subsidiaries party thereto as guarantors, FG Agency Lending LLC, as agent for the lenders (the “Agent”), and the lenders that are party thereto. Pursuant to the Loan Agreement, a syndicate of lenders (each, a “Lender”) provided a $160,000 senior secured term loan (the “2026 Term Loan”) to the Company, which does not amortize.
Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, the Company’s Chief Executive Officer, Chairman and founder, participated in the 2026 Term Loan with a principal amount of $27,993. Denis Arsenault, a founder and significant equity holder of the Company, participated in the 2026 Term Loan with a principal amount of $21,016.

Original Issue Discount, Interest and Maturity
The 2026 Term Loan was issued with a 4% original issue discount and accrue interest at a rate of 12.5% per annum, payable monthly in arrears on the first business day of each calendar month, commencing on May 1, 2026. The 2026 Term Loan matures on March 27, 2029 (the “Maturity Date”).

Prepayment
The Company is required to make mandatory prepayments of the 2026 Term Loan with 100% of the net proceeds from sales of certain assets, subject to certain thresholds and exclusions. The Company may also optionally prepay the 2026 Term Loan upon providing prior written notice to the Agent.

Guarantees, Security and Ranking
To secure its obligations under the Loan Agreement, each of the Company and its current and future subsidiaries (other than certain excluded subsidiaries, the “Guarantors”) granted a first lien security interest in substantially all of its assets to the Agent, for the benefit of the Lenders, subject to certain exclusions including cannabis, cannabis-related, hemp and hemp-related permits and licenses that cannot be pledged as a matter of law, rule or regulation, inventory, and assets and equity interests that cannot be collateralized pursuant to law, rule, regulation or contractual obligation. All obligations under the Loan Agreement are guaranteed by the Guarantors.

Restrictive Covenants
The Loan Agreement contains restrictive covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, declare or pay cash dividends or other distributions on their respective equity securities, incur additional indebtedness other than Permitted Indebtedness (as defined in the Loan Agreement), and engage in certain asset sales, subject to important exceptions and qualifications set forth in the Loan Agreement.

Financial Covenants
The Loan Agreement includes a financial covenant requiring the Company to maintain a minimum unrestricted cash balance of $15,000 at all times during the term of the 2026 Term Loan.

Use of Proceeds
The Company used the proceeds from the 2026 Term Loan to repay indebtedness, accrued and unpaid interest, and other amounts due under (i) its 2024 Term Loan and (ii) its Second Lien Notes. The proceeds were also used to pay fees and expenses associated with the issuance of the 2026 Term Loan, with remaining excess proceeds retained for general corporate purposes.

The foregoing summary of the Loan Agreement does not purport to be complete and is subject to, and qualified in their entirety by, reference to the full text of the Loan Agreement, a copy of which is filed as Exhibit 10.48.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to our Form 10-K/A, to be filed within 120 days of our fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our Form 10-K/A, to be filed within 120 days of our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to our Form 10-K/A, to be filed within 120 days of our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our Form 10-K/A, to be filed within 120 days of our fiscal year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our Form 10-K/A, to be filed within 120 days of our fiscal year ended December 31, 2025.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1(a)	Letter Agreement, dated November 2, 2018, by and between Jushi Inc and Tanzania Minerals Corp.
3.1(a)	Articles of Jushi Holdings Inc., as amended.
4.1(a)	Subordinate Voting Shares Specimen Stock Certificate.
4.2(a)(^)	Form of 10% Senior Secured Note of Jushi Holdings Inc.
4.3(a)(^)	Trust Indenture, dated December 7, 2022, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.4(b)(+)(^)	First Amendment to Trust Indenture, dated June 22, 2023, by and between Jushi Holdings Inc. and Odyssey Trust Company
4.5(f)	Second Amendment to Trust Indenture, dated July 31, 2024, by and between Jushi Holdings Inc. and Odyssey Trust Company.
4.6(b)	First Amendment to Common Stock Purchase Warrants, dated June 23, 2023, by and between Jushi Holdings Inc. and Acquiom Agency Services, LLC
4.7(a)(^)	Credit Agreement, dated as of October 20, 2021, by and among Jushi Holdings Inc., the other loan parties that are party thereto, the lenders that are party thereto, and Roxbury, LP.
4.8(a)	Limited Waiver and First Amendment to Credit Agreement, dated as of April 29, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.9(a)(^)	Second Amendment to Credit Agreement and Consent to Senior Notes Refinancing, dated as of December 6, 2022, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.10(c)(^)	Third Amendment to Credit Agreement, dated as of November 10, 2023, by and among Jushi Holdings Inc, the other loan parties signatory thereto and Roxbury, LP.
4.11(a)	Limited Waiver dated April 17, 2023 between Jushi Holdings Inc. and Roxbury, LP
4.12(a)	Form of Transaction Warrant of Jushi Holdings Inc.
4.13(a)	Form of Debt Warrant of Jushi Holdings Inc.
4.14(a)	Form of Broker Warrant of Jushi Holdings Inc.
4.15(a)	Form of Equity Round Warrant of Jushi Inc.
4.16(a)	Form of Management Round Warrant of Jushi Inc.
4.17(a)	Form of Consulting Warrant of Jushi Holdings Inc.
4.18(o)	Form of Common Stock Purchase Warrant.
4.19(k)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(a)(^)
Merger and Membership Interest Purchase Agreement, dated April 16, 2021, by and among Jushi MA, Inc., Jushi Inc, Jushi Holdings Inc., Sammartino Investments LLC, Nature’s Remedy of Massachusetts, Inc., McMann LLC, Valiant Enterprises, LLC, John Brady, Robert Carr and Justin Lundberg.

Exhibit No.	Description
10.2(a)	First Amendment to Merger and Membership Interest Purchase Agreement, dated May 13, 2021, by and between Sammartino Investments LLC Jushi Inc.
10.3(a)	Second Amendment to Merger and Membership Interest Purchase Agreement, dated September 7, 2021, by and between Sammartino Investments LLC Jushi Inc.
10.4(a)(+)(^)
Equity Purchase Agreement, dated as of June 4, 2019, by and among Franklin BioScience – Penn LLC, Franklin Group, LLC, Matt Varga, Alex Hazzouri, Ed Hazzouri, Ray Angeli, Hazzouri & Associates, LLC, Franklin Bioscience, LLC, Jushi Inc and the other Persons holding membership interests in Franklin BioScience – Penn, LLC.

10.5(a)(+)(^)	Lease, dated April 6, 2018, by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.6(a)	First Amendment to Lease Agreement, dated December 7, 2018, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.7(a)	Second Amendment to Lease Agreement, dated January 14, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.8(a)	Third Amendment to Lease Agreement, dated April 10, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.9(a)	Fourth Amendment to Lease Agreement, dated August 25, 2020, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.10(a)	Fifth Amendment to Lease Agreement, dated April 1, 2021, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.11(a)(+)	Amended and Restated Lease Agreement, dated April 22, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.12(a)	Lease Amendment # 1, dated October 21, 2020, by and between CSS I LLC and Valiant Enterprises, LLC.
10.13(a)(+)	Second Amendment to Lease, dated January 12, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.14(a)	Standard Form of Commercial Lease, dated October 29, 2018, by and between Valiant Enterprises, LLC and Nature’s Remedy of Massachusetts, Inc.
10.15(a)(#)	Form of Stock Option Grant and Agreement for Directors.
10.16(a)(#)	Form of Stock Option Grant and Agreement for Employees and Certain Named Executive Officers.
10.17(a)(#)	Form of Stock Option Grant and Agreement for Other Named Executive Officers.
10.18(a)(#)	Form of Restricted Stock Grant and Agreement for Directors.
10.19(a)(#)	Form of Restricted Stock Grant and Agreement for Employees and Certain Named Executive Officers.
10.20(a)(#)	Form of Restricted Stock Grant and Agreement for Other Named Executive Officers.
10.21(a)(#)(†)	Employment Agreement, dated May 1, 2019 by and between JMGT, LLC and Louis Jon Barack.
10.22(a)(#)(†)	Bonus Letter, dated June 9, 2020, by and between Jushi Holdings, Inc. and Louis Jon Barack.
10.23(a)(#)(†)	Employment Agreement, effective January 1, 2022, by and between the Company, JGMT, LLC and James Cacioppo.
10.24(a)(#)(†)	Amendment No. 1 to Employment Agreement between the Company, JGMT, LLC and James Cacioppo, dated March 14, 2023.
10.25(d)(#)	Amendment No. 2 to Employment Agreement between the Company, JMGT, LLC and James Cacioppo, dated November 15, 2023.
10.26(a)(#)((†)	Employment Agreement dated May 1, 2019 by and between the Company and Tobi Lebowitz.
10.27(a)(#)	Tobi Lebowitz Promotion Letter August 29, 2022.
10.28(a)(#)(†)	Employment Agreement dated April 1, 2022 by and between the Company and Nichole Upshaw.
10.29(a)(#)(^)	Nichole Upshaw Promotion Letter December 1, 2022.
10.30(a)(#)	Employment Agreement, dated as of January 7, 2023, by and between the Company and Michelle Mosier.
10.31(a)(#)	Jushi Holdings Inc. 2019 Equity Incentive Plan.
10.32(a)(#)	Form of Indemnification Agreement, by and between Jushi Holdings Inc. and each of its directors and executive officers.

Exhibit No.	Description
10.33(a)(#)(^)	Loan Agreement, dated April 6, 2023, by and between FVCbank, Dalitso LLC, JREHVA, LLC, Jushi VA, LLC and Jushi Holdings Inc.
10.34(k)	Limited Waiver dated March 12, 2024 between Jushi Holdings Inc. and Roxbury, LP.
10.35(f)
Credit Agreement, dated as of July 31, 2024, by and among Jushi Holdings Inc., the other loan parties that are parties thereto, the lenders that are party thereto, and Argent Institutional Trust Company, as agent for the lenders.

10.36(f)	Form of Common Stock Purchase Warrant.
10.37(g)(#)	Amendment No. 3 to CEO Employment Agreement, dated as of August 14, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.38(h)(#)	Amendment No. 4 to CEO Employment Agreement, dated as of September 13, 2024, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.39(l)(#)	Amendment No. 5 to CEO Employment Agreement, dated as of December 11, 2025, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.40(j)(#)	Amendment No. 2 to Employment Agreement, dated as of November 5, 2024, between the Company, JMGT, LLC, and Louis Jon Barack.
10.41(h)	Sixth Amendment to Lease Agreement, dated February 2, 2022, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC.
10.42(h)(^)	Third Amendment to Lease, dated December 20, 2022, by and between TAC Vega MA Owner, LLC and Valiant Enterprises, LLC.
10.43(h)(^)	Fourth Amendment to Lease, dated July 31, 2023, by and between TAC Vega MA Owner, LLC, the Company, and Valiant Enterprises, LLC.
10.44(i)(#)(^)	Employment Agreement dated April 12, 2024 by and between JMGT LLC and Todd West.
10.45(m)(#)	Employment Agreement, effective as of January 1, 2026, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.46(n)	Seventh Amendment to Lease Agreement, by and between by and between IIP-PA 1, LLC and Pennsylvania Medical Solutions, LLC dated August 13, 2025.
10.47(n)	Allonge and Modification Agreement, dated September 18, 2025, by and among Dalitso LLC, JREHVA, LLC, Jushi VA, LLC, Jushi Holdings Inc. and FVCBank.
10.48	Loan Agreement dated as of March 27, 2026, among Jushi Holdings Inc. as Borrower, the Subsidiaries party hereto as Guarantors, FG Agency Lending LLC as Agent, and the Lenders party hereto.
19.1	Jushi Holdings Inc. Insider Trading and Blackout Period Policy.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (Macias Gini & O’Connell LLP)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 10-K filed on April 18, 2023.
(b)	Incorporated by reference to our Form 10-Q filed August 11, 2023.
(c)	Incorporated by reference to our Form 10-Q filed on November 14, 2023.
(d)	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2023.
(e)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2023.
(f)	Incorporated by reference to our Form 8-K filed August 6, 2024.
(g)	Incorporated by reference to our Form 8-K filed August 14, 2024.
(h)	Incorporated by reference to our Form 8-K filed September 18, 2024.
(i)	Incorporated by reference to our Form 8-K filed on April 15, 2024.
(j)	Incorporated by reference to our Form 10-Q filed on November 7, 2024.
(k)	Incorporated by reference to our Form 10-K filed on April 1, 2024.
(l)	Incorporated by reference to our Form 8-K filed on December 16, 2025.
(m)	Incorporated by reference to our Form 8-K filed on January 6, 2026.
(n)	Incorporated by reference to our Form 10-Q filed November 4, 2025.
(o)	Incorporated by reference to our Form 8-K filed on February 18, 2025.
#	Management contract or compensatory plan or arrangement.
+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Jushi Holdings Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) are the type that the registrant treats as private or confidential.
†	Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 31, 2026.

JUSHI HOLDINGS INC.

/s/ James Cacioppo
James Cacioppo
Chairman and Chief Executive Officer

/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

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