Form 10-K/A
period 2025-12-31
Jushi Holdings Inc.
filed 2026-04-14
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)

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
As of April 13, 2026, the registrant had 199,696,597 subordinate voting shares, no par value per share, outstanding. The registrant has no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Jushi Holdings Inc. (the “Company”) for the year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”).

This Amendment is being filed to provide the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2025.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Amendment into Part III of the Original Filing is hereby deleted. Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment in Item 15 of Part IV certain currently dated certifications under the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

JUSHI HOLDINGS INC.

PART III
Unless the context requires otherwise, references in this report to “Jushi,” “Company,” “we,” “us” and “our” refer to Jushi Holdings Inc. and our subsidiaries.
Item 10. Directors, Executive Officers and Corporate Governance
Composition of the Board of Directors

We manage our business affairs under the direction of our board of directors (the “board of directors” or the “Board”). Our articles of incorporation (the “Articles”) currently provide that the number of directors should not be fewer than three (3) directors. There are currently five (5) directors of the Company. Directors are elected annually to one-year terms. The names, ages, and certain other information as of April 14, 2026 for each director are set forth below.

Directors Name	Age	Position(s)	Location of Residence	Director Since
James Cacioppo (1)(2)	63	Chairman	Florida, US	2018
Benjamin Cross (1)(2)(3)	71	Director	Connecticut, US	2019
Stephen Monroe (1)(2)(3)(4)	66	Director	New York, US	2019
Marina Hahn	68	Director	New York, US	2021
Billy Wafford (3)	54	Director	California, US	2022

(1)Nominating and Corporate Governance Committee member
(2)Compensation Committee member
(3)Audit Committee member
(4)Lead Independent Director

James Cacioppo, brings managerial, start-up, financial and investing experience to his role as Founder, Chief Executive Officer (“CEO”) and Chairman of the Company. Prior to founding the Company, Mr. Cacioppo spent over two decades managing the business and allocating capital in senior management positions at several large hedge funds; two of which were early-stage success stories. Mr. Cacioppo is Co-Founder and Managing Partner of One East Partners ($2.3 billion (peak AUM)). Previously, Mr. Cacioppo served as President and Co-Portfolio Manager of Sandell Asset Management ($5.5 billion (peak AUM)) and Head of Distressed Debt for Halcyon Management, a global investment firm with over $9 billion in assets. Mr. Cacioppo earned his BA from Colgate University and his MBA from Harvard University. We believe that Mr. Cacioppo is qualified to serve as a member of our Board because of his track record of success as the founder and Chief Executive Officer of Jushi, as well as his knowledge and extensive experience.

Benjamin Cross, brings extensive financial markets experience and commodities knowledge to his role as Director at Jushi. Mr. Cross spent 20 years at Morgan Stanley in both their London and New York offices in the Commodities division until his retirement in 2015 as a Managing Director at the firm. Prior to joining Morgan Stanley, Mr. Cross worked at Merrill Lynch and the commodities exchange. Mr. Cross earned his BS from Cornell University. Mr. Cross formerly served as a Board Advisor to Ursa Space, a geospatial intelligence firm with an emphasis in measuring global oil inventories. We believe Mr. Cross is qualified to serve as a member of our Board because of his financial markets expertise and extensive experience.

Stephen Monroe, brings vast experience in financial markets and risk management to his role as Director at Jushi. Mr. Monroe is President and Managing Partner of Liquid Capital Alternative Funding, an asset-based lender, a position he has held since 2016. Prior to joining Liquid Capital Alternative Funding, Mr. Monroe served as National Sales Manager for Short Duration Products at JP Morgan and was employed in a variety of senior management positions covering cash and short duration products at Barclays and the Royal Bank of Scotland. Mr. Monroe earned his BA from Williams College. We believe Mr. Monroe is qualified to serve as a member of our Board because of his financial markets expertise and extensive experience.

Marina Hahn, brings extensive board and consumer brand experience to her role as Director at Jushi. Ms. Hahn co-founded HOUSEOFLOVE, a ready to drink retail beverage line and currently serves as General Manager. Prior to co-founding HOUSEOFLOVE, from 2020 to 2021 Ms. Hahn served as a consultant at Rotkaeppchen-Mumm, a German market leader in sparkling wines and spirits. Prior to serving as a consultant at Rotkaeppchen-Mumm, Ms. Hahn co-founded ZX Ventures, a growth arm of Anheuser-Busch from 2018 to 2020. Prior to ZX Ventures, from 2014 to 2017 Ms. Hahn served as President of the Consumer Division at Flex Pharma, an innovative biotech formed as a result of a scientific breakthrough for athletes who suffer from muscle cramps. Ms. Hahn was a founder of SVEDKA Vodka (acquired by Constellation Brands, Inc.), an irreverent lifestyle brand where she originated the iconic spokesbot, SVEDKA_grl. Ms. Hahn is a graduate of Wellesley College. We believe Ms. Hahn is qualified to serve as a member of our Board because of her extensive experience with consumer brands.

Billy Wafford, has over 25 years of finance and management consulting experience that he brings to his role as Director at Jushi. Mr. Wafford currently serves as Chief Financial Officer and Chief Administrative Officer of Qurate Retail Group (part of Qurate Retail, Inc., a Fortune 500 company) a video commerce focused retailer that includes brands such as QVC®, HSN®, Zulily®, Ballard Designs®, Frontgate®, Garnet Hill® and Grandin Road®, a position he has held since 2023. Prior to Qurate Retail Group, he served as Chief Financial Officer of Everlane from 2022 to 2023, a digitally native apparel, footwear and accessories brand, JCPenney from 2019 to 2021, one of the largest retail department chains in the U.S., The Vitamin Shoppe from 2017 to 2019, a specialty retailer of nutritional products, and Thrasio in 2021, a global consumer goods company. Mr. Wafford also previously served as Partner of the advisory practice group at KPMG, after holding various executive finance roles with Walgreens Boots Alliance, Target, Archstone Consulting, and Bank of America. Mr. Wafford earned his MBA from Indiana University. We believe Mr. Wafford is qualified to serve as a member of our Board because of his financial expertise and extensive experience.

Executive Officers
The following table provides information with respect to our executive officers as of April 14, 2026:

Name	Age	Position(s)
James Cacioppo	63	Chairman and Chief Executive Officer
Louis J. Barack	49	President, Chief Revenue Officer and Corporate Secretary
Michelle O. Mosier	60	Chief Financial Officer and Chief Accounting Officer

The biography of James Cacioppo can be found under “Composition of the Board of Directors” above. The following is biographical information for our other executive officers:

Louis J. Barack co-founded the Company in 2018 and has served as our President since December of 2019, our Chief Revenue Officer since November 2024 and our Corporate Secretary since March 2025. Mr. Barack brings extensive financial and cannabis industry investing experience (both public and private) to his roles as President, Chief Revenue Officer and Corporate Secretary and in his previous role as Interim Chief Financial Officer. Mr. Barack spent over ten years in investments at various hedge funds, including working from 2013 to 2018 at One East Capital Advisors where he focused on cannabis investments. Mr. Barack earned his BA from Princeton University and his JD/MBA from Northwestern University.

Michelle O. Mosier brings over 20 years of financial leadership experience to Jushi across several consumer-facing industries, including consumer packaged goods, global manufacturing, as well as food and beverage packaging. Most recently, she served as the Chief Financial Officer for Hamilton Beach Brands Holding Company (NYSE: HBB), a leading designer, marketer, and distributor of a wide range of branded small electric household and specialty housewares appliances, as well as commercial products. Prior to her time at Hamilton Beach, she held a number of executive leadership and finance roles, notably as Controller for Reynolds Group Holdings Limited, and Chief Financial Officer of Reynolds Consumer Products (NASDAQ: REYN). She began her career in the audit practice of Coopers & Lybrand, now PricewaterhouseCoopers, where she was admitted into the partnership in 1998. Ms. Mosier is a graduate of the University of Virginia.

Board of Directors
Our Articles currently provide that the number of directors should not be fewer than three (3) directors. Our shareholders have authorized the Board, by resolution, to determine the number of directors above the minimum number of directors set out in our Articles. Each director holds office until the close of the next annual general meeting of shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. The Board currently consists of five (5) directors. Our business and affairs are managed by or under the direction of the Board. Pursuant to the Articles, the Board may establish one or more committees of the Board, however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

We are not currently subject to listing requirements of any national securities exchange in the United States which requires that a majority of the Board be “independent.” Four of our five existing directors are considered to be independent under the Canadian Securities Administrators Guidelines and in accordance with National Instrument 52-110-Audit Committees (“NI 52-110”). Under NI 52-110, an independent director is one who is free from any direct or indirect relationship which could, in the view of the Board, be reasonably expected to interfere with such director’s exercise of independent judgment. Our independent directors are Benjamin Cross, Stephen Monroe, Marina Hahn and Billy Wafford. Jim Cacioppo is not considered independent because of his role as Chief Executive Officer of the Company.

The Board holds regularly scheduled meetings and at such meetings our independent directors meet in executive session.

The Board held two (2) meetings and took eighteen (18) actions by unanimous written consent during the year ended December 31, 2025. In 2025, each person serving as a director attended at least 75% of the total number of meetings of our Board and any committee on which he or she served.

We do not currently have a policy with regard to members of the Board attending annual meetings of the shareholders. At the 2025 annual shareholders meeting, James Cacioppo, Stephen Monroe, Benjamin Cross and Billy Wafford were present at the meeting.

We do not currently have a process for our shareholders to send communications to the Board as our Board does not believe that such a formal process is necessary given the number of holders of record. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to the Company at our principal executive offices. The mailing address of our principal executive offices is 301 Yamato Road, Suite 3250, Boca Raton, FL 33431.

Board Committees
At present, the Board has three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee. The charters for our committees set forth the scope of the responsibilities of that committee. The Board will assess the effectiveness and contribution of each committee on an annual basis. The charters for our committees were adopted by the Board in August 2019, and have been amended from time to time.

In the event any member of the Board has a conflict of interest with respect to a transaction, we form a special committee of the Board comprised solely of disinterested members of the Board to consider and approve the applicable transaction. In 2025, we formed a special committee comprised of all the independent directors, all of whom were disinterested, to review various options with respect to the refinancing of the Company’s then-existing senior secured and second lien secured debt on behalf of the Company (as Mr. Cacioppo was a lender to the Company under the Company’s then-existing senior secured and second lien secured debt) and to negotiate certain matters with respect to Mr. Cacioppo’s employment with the Company. The special committee held one (1) meeting and took two (2) actions by unanimous written consent during the year ended December 31, 2025.

Audit Committee
The Audit Committee is currently composed of three members: Benjamin Cross, Stephen Monroe and Billy Wafford (Chair). Billy Wafford is an audit committee financial expert within the meaning of Item 407(d) of Regulations S-K under the Securities Act of 1933, as amended. The Audit Committee met four (4) times during 2025 (not including any actions taken by written consent).
Each of the members of the Audit Committee meets the independence requirements pursuant to NI 52-110 and each is financially literate within the meaning of NI 52-110.

The Audit Committee operates pursuant to a written charter, which is available on our corporate website at https://ir.jushico.com/corporate-governance/governance-documents. The principal duties and responsibilities of the Audit Committee are to assist the Board to:
•Conduct such reviews and discussions with management and the external auditors relating to the audit and financial reporting as are deemed appropriate by the Audit Committee;

•Assess the integrity of internal controls and financial reporting procedures of the Company and ensure implementation of such controls and procedures;

•Review the interim and annual financial statements and management’s discussion and analysis of the Company’s financial position and operating results and in the case of the annual financial statements and related management’s discussion and analysis, report thereon to the Board for approval of same;

•Select and monitor the independence and performance of the Company’s external auditors, including attending private meetings with the external auditors and reviewing and approving all renewals or dismissals of the external auditors and their remuneration; and

•Provide oversight of all disclosure relating to, and information derived from, financial statements and management’s discussion and analysis.

In fulfilling its responsibilities, the Audit Committee meets regularly with our auditor and key management members.

The Audit Committee has access to all of our books, records, facilities and personnel and may request any information as it may deem appropriate. It also has the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee. The Audit Committee is responsible for the pre-approval of all non-audit services to be provided by our auditors.

Compensation Committee
The Compensation Committee is currently comprised of three members: James Cacioppo (Chair), Benjamin Cross and Stephen Monroe. All of the members of the Compensation Committee other than Mr. Cacioppo are independent for purposes of NI 52-110. Mr. Cacioppo recuses himself on compensation committee-related matters relating to himself. The Compensation Committee met zero times during 2025 (not including any actions taken by written consent).

The Compensation Committee operates pursuant to a written charter, which is available on our corporate website at https://ir.jushico.com/corporate-governance/governance-documents. The principal duties and responsibilities of the Compensation Committee are to assist the Board to:

•Review and approve annually the corporate goals and objectives applicable to the compensation of the CEO;

•Evaluate, at least annually, the CEO’s performance in light of the goals and objectives set for the CEO;

•Determine and make recommendations to the Board with respect to the CEO’s compensation level (both cash and equity-based). In determining the long-term incentive component of the CEO’s compensation, the Committee may consider our performance, shareholder returns, the value of similar incentive awards given to CEOs at comparable companies and the awards given to the Company’s CEO in past years;

•Make recommendations to the Board regarding the compensation of non-CEO senior executive officers and the directors;

•Review and make recommendations to the Board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval by the shareholders of the Company;

•Review and discuss with management our executive compensation disclosure to be included in our management information circular and any other disclosure with respect to executive compensation to be included in any other public disclosure documents of the Company; and

•Review and make recommendations to the Board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers.

The Compensation Committee also has the authority to retain and compensate a compensation consultant, special legal, and other consultants or advisors. Additionally, the Compensation Committee has the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Compensation Committee may deem appropriate in its sole discretion.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is currently comprised of three members: James Cacioppo (Chair), Benjamin Cross and Stephen Monroe. All of the members of the Nominating and Corporate Governance Committee other than Mr. Cacioppo are independent for purposes of NI 52-110. The Nominating and Corporate Governance Committee met zero times during 2025 (not including any actions taken by written consent).
The Nominating and Corporate Governance Committee operates pursuant to a written charter, which is available on our corporate website at https://ir.jushico.com/corporate-governance/governance-documents. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are to assist the Board to:

•Identify individuals qualified to become members of the Board;

•Recommend director nominees for each annual meeting of the Company’s shareholders and director nominees to fill any vacancies that may occur between meetings of shareholders;

•Be aware of the best practices in corporate governance and develop and recommend to the Board a set of corporate governance standards to govern the Board, its committees, the Company and its employees in the conduct of the business and affairs of the Company;

•Consider the diversity of the Board; and

•Develop and oversee the annual Board and committees of the Board evaluation process.

The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of any director candidates recommended by shareholders, but the Nominating and Corporate Governance Committee will consider all qualified director candidates identified by various sources, including members of the Board, management and shareholders. Qualified director candidates must be eligible for affiliation with the Company's various licenses. Our Board believes this process is sufficient given the Company’s size and position in the market. Candidates for directors recommended by shareholders will be given the same consideration as those identified from other sources. The Nominating and Corporate Governance Committee is responsible for reviewing each candidate's biographical information, meeting with each candidate and assessing each candidate's independence, skills and expertise based on a number of factors. While we do not have a formal policy on diversity, when considering the selection of director nominees, the Nominating and Corporate Governance Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural background and professional expertise, among other factors.

Board Oversight of Enterprise Risk
One of the key functions of our Board is informed oversight of our risk management process. The Board does not have a standing risk management committee and instead administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee will have the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements.

Board Leadership
The Board has no policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and instead the Board remains free to make this determination from time to time in a manner that seems most appropriate for Jushi. The positions of Chairman of the Board and Chief Executive Officer are currently held by James Cacioppo. The Board believes the Chief Executive Officer is in the best position to direct the independent directors’ attention on the issues of greatest importance to Jushi and its shareholders. Our overall corporate governance policies and practices combined with the strength of our independent directors and our internal controls minimize any potential conflicts that may result from combining the roles of Chairman and Chief Executive Officer. Additionally, our Board has a lead independent director, selected by the Board from among the independent directors. Mr. Monroe currently serves as lead independent director. The lead director's authority and responsibilities are, among other things, to act as chair at board meetings when the Chairman is not present, including meetings of the independent directors, to coordinate activities of the independent directors and serves as a liaison between the Chairman and the independent directors, and to perform such other duties as the Board may determine from time to time. The Board believes the lead independent director position provides additional independent oversight of senior management and board matters.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading and Blackout Period Policy which was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026. In addition, with regard to the Company's trading in its own securities, it is our policy to comply with the federal securities laws.

Anti-Hedging and Anti-Pledging Policy
Our Insider Trading and Blackout Period Policy prohibits our officers (including the NEOs), directors and employees from buying or selling financial instruments that are designed to hedge or offset a decrease in market value of our equity securities granted as compensation or held, directly or indirectly, by such individuals.

Corporate Governance Principles and Code of Ethics
The Board is committed to sound corporate governance principles and practices. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board also adopted a Code of Business Conduct and Ethics, which we refer to as our Code of Ethics, which is applicable to all directors, officers and employees. A copy of the Code of Ethics is available on our corporate website at https://ir.jushico.com/corporate-governance/governance-documents. We will disclose any waivers or amendments to the provisions of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on our website. You also may obtain a printed copy of the Code of Ethics and Principles free of charge by sending a written request to: Investor Relations, Jushi Holdings Inc. 301 Yamato Road, Boca Raton, FL, 33431.

Compensation Committee Interlocks and Insider Participation
During 2025, our Compensation Committee members were James Cacioppo (Chair), Benjamin Cross and Stephen Monroe, none of whom, other than James Cacioppo, currently is, or formerly was, an officer or employee of the Company. James Cacioppo is currently our Chief Executive Officer, and has served as an executive officer of the Company since our founding. Except for certain transactions between James Cacioppo, Benjamin Cross and Stephen Monroe, on the one hand, and the Company, on the other hand, as disclosed elsewhere in this Amendment, there were no transactions in 2025 between us and any directors who served as Compensation Committee members for any part of 2025 that would require disclosure by us under SEC rules requiring disclosure of certain relationships and related party transactions. During 2025, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity, whose executive officers served as a member of our Board. Accordingly, there were no interlocks with other companies within the meaning of the SEC's proxy rules during 2025.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“10% Holder”), to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% Holders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms that they file.
To our knowledge, based solely on review of the copies of such reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2025, the executive officers, directors and 10% Holders timely filed all reports they were required to file under Section 16(a).

Corporate Cease Trade Orders, Bankruptcies, Penalties or Sanctions
On April 21, 2021, the Company announced it had applied to the Ontario Securities Commission (the “OSC”), as principal regulator of the Company, for the imposition of a management cease trade order (the “MCTO”) under National Policy 12-203 – Management Cease Trade Orders because, due to the Company’s auditor not being able to complete its annual audit procedures in a timely manner, the Company would not be able to file its audited annual financial statements for the year ended December 31, 2020, the related management’s discussion and analysis, related Chief Executive Officer and Chief Financial Officer certificates and annual information form for the year ended December 31, 2020 (the “Required Filings”) before the required deadline of April 30, 2021. On May 3, 2021, the OSC issued the MCTO. The MCTO restricted the trading of securities of the Corporation by the Chief Executive Officer and Chief Financial Officer of the Corporation until the Required Filings were made. The Required Filings were made on June 9, 2021, and the MCTO was automatically revoked. All of the Company’s current directors and named executive officers, except Michelle Mosier, Marina Hahn and Billy Wafford, were in place on the date when the MCTO was issued on May 3, 2021.
Except for the MCTO, to the Company's knowledge, no director or executive officer is or, within the ten (10) years prior to the date of this Amendment, has been, a director, Chief Executive Officer or Chief Financial Officer of any company (including the Company) that: (i) while that person was acting in that capacity was the subject of a cease trade order or similar order, or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than thirty (30) consecutive days (an “Order”); or (ii) after that person ceased acting in that capacity, was subject to an Order, which resulted from an event that occurred while that person was acting in the capacity of director, Chief Executive Officer or Chief Financial Officer.
On February 22, 2022, Jushi Europe SA (“Jushi Europe”), an entity owned 51% by the Company, filed a notice of over-indebtedness with the Swiss courts. The Swiss court declared Jushi Europe’s bankruptcy on May 19, 2022 (the “Jushi Europe Bankruptcy”). Jim Cacioppo is a director of Jushi Europe.
On May 15, 2020, J.C. Penney Company, Inc. (“J.C. Penney”) and certain other debtors filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “J.C. Penney Bankruptcy”). Billy Wafford was the Executive Vice President and Chief Financial Officer of J.C. Penney at the time of the J.C. Penney Bankruptcy filing.
Except with respect to Jushi Europe Bankruptcy and the J.C. Penney Bankruptcy, to the Company's knowledge, no director or executive officer is or, within the ten (10) years prior to the date hereof, has been, a director or executive officer of any company (including the Company) that while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets.
To the Company's knowledge, no director or executive officer has, during the ten (10) years prior to the date hereof, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or became subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold assets of the director.

Item 11. Executive Compensation

2025 Executive Compensation Philosophy and Objectives

The Compensation Committee is committed to the adoption of an executive compensation program that fosters the attraction and retention of highly qualified executives, and motivates them to achieve our financial, operational and strategic objectives. We believe in providing our executive officers, including our named executive officers, with a competitive pay package that includes a strong link between corporate performance and compensation. In doing so, the executive compensation program is designed to reward the creation of sustained long-term shareholder value, as well as each executive's individual contributions in the context of overall annual corporate performance. We aim to meet these objectives with the principal components of our executive compensation program, which include a combination of base salary, annual cash bonuses and long-term incentives in the form of equity-based compensation.

2025 Executive Compensation Program

This section discusses the material components of the executive compensation program offered to our named executive officers (“NEOs”), identified below. For 2025, our NEOs were:

•James Cacioppo, our Chief Executive Officer;
•Louis Jonathan Barack, our President, Chief Revenue Officer and Corporate Secretary; and
•Michelle Mosier, our Chief Financial Officer and Chief Accounting Officer.

As an emerging growth company and a smaller reporting company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.

Summary Compensation Table

The following table provides information regarding compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our principal executive officer who served during 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
James Cacioppo Chief Executive Officer	2025	1,050,040	1,800,000(2)	—	19,405	2,869,445
	2024	850,032	1,619,051(3)	1,027,330(4)	54,793	3,551,206
Louis Jonathan Barack President, Chief Revenue Officer and Corporate Secretary	2025	450,017	360,000(5)	188,864(6)	35,545	1,034,426
	2024	414,599	265,333	215,160(7)	30,123	925,215
Michelle Mosier Chief Financial Officer and Chief Accounting Officer	2025	425,016	212,500(8)	113,318(9)	18,765	769,599
	2024	414,599	165,833	112,341(10)	17,446	710,219
(1) Represents our matching contributions to our 401(k) plan and health and disability benefits. In addition: (i) the amount for Mr. Cacioppo in 2025 includes $5,111 of legal fees paid by the Company for certain related party transactions involving Mr. Cacioppo, and (ii) the amount for Mr. Cacioppo in 2024 includes $40,699 of legal fees paid by the Company for the review and negotiation of certain amendments to Mr. Cacioppo’s employment agreement and certain related party transactions involving Mr. Cacioppo.
(2) Pursuant to Mr. Cacioppo’s previous employment agreement with the Company, Mr. Cacioppo was eligible to receive a cash bonus for the 2025 calendar year in an amount not less than $1,050,000. On December 11, 2025, Mr. Cacioppo and the Company entered into a fifth amendment to the Cacioppo Employment Agreement pursuant to which Mr. Cacioppo agreed to receive his $1,050,000 annual cash bonus that would otherwise have been paid to him on or before March 15, 2026, in the following alternative form: (1) a lump sum cash payment in the amount of $300,000, which was paid in 2026 but was accrued in 2025 and therefore is disclosed in this column; and (2) 3,000,000 restricted subordinate voting shares, which vested on January 1, 2026. The market value of the 3,000,000 restricted subordinate voting shares awarded to Mr. Cacioppo on the date of issuance is disclosed in this column.
(3)    Pursuant to Mr. Cacioppo’s previous employment agreement with the Company, Mr. Cacioppo was eligible to receive a cash bonus for the 2024 calendar year in an amount not less than $950,000. On September 13, 2024, Mr. Cacioppo and the Company entered into a fourth amendment to the Cacioppo Employment Agreement pursuant to which Mr. Cacioppo agreed to receive the $950,000 annual cash bonus that would otherwise have been paid to him on or before March 15, 2025 in the following alternative form: (1) a lump sum cash payment in the amount of $238,051; (2) $1,381,000 principal amount of 12% Second Lien Notes; and (3) stock options granted under the Company’s 2019 Equity Incentive Plan, as amended, expiring five years from the date of grant to purchase up to 1,062,732 of the Company’s subordinate voting shares at an exercise price of $0.65. The figure provided here reflects the lump sum cash payment and the principal amount of the 12% Second Lien Notes. The fair value of the stock options awarded to Mr. Cacioppo in 2024 is disclosed in “Option Awards”.
(4)    The reported amount reflects the grant date fair value of stock options and the incremental grant date fair value of certain other stock options awarded to Mr. Cacioppo during fiscal year 2024 calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. On August 12, 2024, the Company approved a limited stock option cancellation and regrant program pursuant to which a limited number of the Company’s senior management team (including Mr. Cacioppo) and certain of the Company’s non-employee directors could elect to cancel each stock option held by them with an exercise price per Subordinate Voting Share greater than or equal to $1.91 and to be granted a replacement option. Mr. Cacioppo elected to participate in the stock option cancellation and regrant program. The reported amount for the stock options granted to Mr. Cacioppo pursuant to the stock option cancellation and regrant program represent the incremental grant date fair value of the replacement award over the old award calculated in accordance with FASB ASC 718. For additional information, see Note 14 of our 2024 Annual audited consolidated financial statements. Such grant date fair values do not take into account any estimated forfeitures.
(5)    The reported amount reflects the amount of Mr. Barack’s bonus for fiscal year 2025 that the Company has accrued for but has not been paid. The amount actually paid, if any, is at the discretion of the Company and subject to Board approval.
(6)    The reported amount reflects the grant date fair value of stock options awarded to Mr. Barack during fiscal year 2025 calculated in accordance with FASB ASC 718.
(7)    The reported amount reflects the incremental grant date fair value of stock options awarded to Mr. Barack during fiscal year 2024 calculated in accordance with FASB ASC 718. August 12, 2024, the Company approved a limited stock option cancellation and regrant program pursuant to which a limited number of the Company’s senior management team (including Mr. Barack) and certain of the Company’s non-employee directors could elect to cancel each stock option held by them with an exercise price per Subordinate Voting Share greater than or equal to $1.91 and to be granted a replacement option. Mr. Barack elected to participate in the stock option cancellation and regrant program. The reported amount for the stock options granted to Mr. Barack pursuant to the stock option cancellation and regrant program represents the incremental grant date fair value of the replacement award over the old award calculated in accordance with FASB ASC 718. For additional information, see Note 14 of our 2024 Annual audited consolidated financial statements. Such grant date fair values do not take into account any estimated forfeitures.
(8)    The reported amount reflects the amount of Ms. Mosier’s bonus for fiscal year 2025 that the Company has accrued for but has not been paid. The amount actually paid, if any, is at the discretion of the Company and subject to Board approval.
(9)    The reported amount reflects the grant date fair value of stock options awarded to Ms. Mosier during fiscal year 2025 calculated in accordance with FASB ASC 718.
(10)The reported amount reflects the grant date fair value of stock options awarded to Ms. Mosier during fiscal year 2024 calculated in accordance with FASB ASC 718.

Compensation Components

The executive compensation program during the fiscal year ended December 31, 2025, consisted of three (3) key elements: (i) base salaries; (ii) cash bonuses; and (iii) equity-based compensation.

Base Salaries

Base salaries are intended to provide an appropriate level of fixed compensation that will assist in employee retention and recruitment. Base salaries are determined on an individual basis, taking into consideration the past, current and potential contribution to our success, the position and responsibilities of the NEOs and competitive industry pay practices for other similarly sized companies in the industry.

Incentive Compensation

Bonuses are awarded based on qualitative and quantitative performance standards and reward performance of each NEO individually. The determination of an NEO’s performance may vary from year to year depending on economic conditions and conditions in the industry in which we operate and may be based on measures such as acquisition activity, equity raises, revenue growth, EBITDA growth, and talent recruitment and retention, metrics the Compensation Committee and management believe to provide proper incentives for achieving long-term shareholder value for us at this time. Except as set forth below under the heading “Agreement with Mr. Cacioppo”, the Compensation Committee and the Board, when required, retain full discretion over performance evaluation and the amount of any bonuses to be paid to NEOs.

Equity-Based Compensation

The long-term component of compensation for executive officers, including the NEOs, is currently based on a combination of restricted stock and/or stock options issued under our 2019 Equity Incentive Plan. This component of compensation is intended to reinforce management’s long-term commitment to our performance. The board of directors believes that incentive compensation in the form of stock option grants and/or restricted stock awards which vest over time, typically three to five years, is beneficial and necessary to attract and retain both senior executives and managerial talent at other levels. Furthermore, the board of directors believes stock option grants are an effective long-term incentive vehicle because they are directly tied to share price over a longer period, up to 10 years, and motivate executives to deliver sustained long-term performance and increase shareholder value, and have a time horizon that aligns with long-term corporate goals. Restricted stock includes a tax component at issuance or vesting, whichever the grantee decides, which incentivizes the restricted stock grantee to deliver mid-term performance and increase shareholder value that aligns with mid-term corporate goals. In 2025, the board of directors took the following actions in respect of outstanding equity awards designed to reinforce the efficacy of the outstanding equity awards as a tool for meeting the Company's retention and motivation goals:

Timing of Grant of Equity Awards

Our Board and Compensation Committee typically grant equity awards to executive officers on an annual basis (other than Mr. Cacioppo, whose equity award grants are contractually required on or before certain dates each calendar year), but do not follow a formal policy or practice related to the timing of the grants of equity awards. Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing of equity award grants in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is the Company’s practice not to release material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding Equity Awards held by our NEOs as of December 31, 2025.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
James Cacioppo(2)	12/09/2022(3)	3,000,000	0	$1.75	12/09/2032
	12/17/2023(4)	3,000,000	0	$0.55	12/17/2033
	09/13/2024(5)	5,385,000	0	$0.54	09/13/2034
	09/13/2024(6)	1,062,732	0	$0.65	09/13/2029
Louis Jonathan Barack	05/17/2023(7)	400,000	200,000	$0.48	05/17/2033
	12/17/2023(8)	666,666	333,334	$0.55	12/17/2033
	09/13/2024(9)	597,666	1,195,334	$0.54	09/13/2034
	12/11/2025(10)	0	500,000	$0.50	12/11/2035
Michelle Mosier	02/06/2023(11)	80,000	120,000	$0.61	02/06/2033
	12/17/2023(12)	200,000	100,000	$0.55	12/17/2033
	09/13/2024(13)	100,000	200,000	$0.54	09/13/2034
	12/11/2025(14)	0	300,000	$0.50	12/11/2035

(1)
All options were granted under the Company's 2019 Equity Incentive Plan. Awards may be subject to acceleration provisions as described in the “Employment Agreements, Severance and Change in Control Arrangements” Section below.

(2)
Certain options awarded to Mr. Cacioppo are unvested and cannot vest or be exercised by Mr. Cacioppo if such vesting and/or exercise would increase Mr. Cacioppo's beneficial ownership beyond 19.99%. The numbers set forth in this table are without regard to the foregoing provision.

(3)	Granted 3,000,000 options, 1/3 of which vested on January 1, 2023, 1/3 of which vested on January 1, 2024, and 1/3 of which vested on January 1, 2025.
(4)	Granted 3,000,000 options, 1/2 of which vested on January 1, 2024, and 1/2 of which vested on January 1, 2025.
(5)	Granted 5,385,000 options, 1/2 of which vested on September 13, 2024, and 1/2 of which vested on September 13, 2025.
(6)	Granted 1,062,732 options, which vested on January 1, 2025.
(7)	Granted 600,000 options, 1/3 of which vested on May 1, 2024, 1/3 of which vested on May 1, 2025 and 1/3 of which vests on May 1, 2026.
(8)	Granted 1,000,000 options, 1/3 of which vested on December 17, 2024, 1/3 of which vested on December 17, 2025, and 1/3 of which vests on December 17, 2026.
(9)	Granted 1,793,000 options, 1/3 of which vested on September 13, 2025, 1/3 of which vests on September 13, 2026, and 1/3 of which vests on September 13, 2027.
(10)	Granted 500,000 options, 1/3 of which vests on December 11, 2026, 1/3 of which vests on December 11, 2027, and 1/3 of which vests on December 11, 2028.
(11)
Granted 300,000 options, 1/5 of which vested on January 16, 2024, 1/5 of which vested on January 16, 2025, 1/5 of which vested on January 16, 2026, 1/5 of which vests on January 16, 2027, and 1/5 of which vests on January 16, 2028.

(12)	Granted 300,000 options, 1/3 of which vested on December 17, 2024, 1/3 of which vested on December 17, 2025, and 1/3 of which vests on December 17, 2026.
(13)	Granted 300,000 options, 1/3 of which vested on September 13, 2025, 1/3 of which vests on September 13, 2026, and 1/3 of which vests on September 13, 2027.
(14)	Granted 300,000 options, 1/3 of which vests on December 11, 2026, 1/3 of which vests on December 11, 2027, and 1/3 of which vests on December 11, 2028.

Employment Agreements, Severance and Change in Control Arrangements

Agreement with Mr. Cacioppo

We have entered into an employment agreement with Mr. Cacioppo for the position of Chief Executive Officer and Chairman of the board of directors (the “Cacioppo Employment Agreement”). The Cacioppo Employment Agreement provides for Mr. Cacioppo’s at-will employment for an initial period of two years and one day following its effective date, with automatic renewal for successive one-year periods, unless written notice is provided at least 60 days prior to the end of the initial period or any renewal period, as applicable. Mr. Cacioppo’s current annual base salary is $1,050,000 and he is eligible to receive an annual bonus with a target amount of 100% of his annual base salary. The actual amount of any bonus earned by Mr. Cacioppo will be determined by the board, but in no event will such bonus be less than 100% of Mr. Cacioppo’s base salary.

Mr. Cacioppo is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of such plans, including our 2019 Equity Incentive Plan. Each calendar year during the term of Mr. Cacioppo’s employment, Mr. Cacioppo will be eligible to receive an annual equity compensation award (an “LTI Award”) in the form of a stock option to purchase 3,000,000 shares. The Cacioppo Employment Agreement provides that each LTI Award shall be granted on or before January 1 of the next calendar year and, if issued prior to January 1, shall be fully vested on January 1 of the next calendar year. Each Annual LTI Award shall have an exercise price per subordinate voting share equal to the Fair Market Value (as such term is defined in the Equity Plan) of a subordinate voting share on the date such LTI Award is granted. The LTI Awards shall be eligible for early exercise. Each LTI Award has a five-year post termination exercise period.

The Cacioppo Employment Agreement provides that in the event of a termination of Mr. Cacioppo’s employment by the Company without cause or by Mr. Cacioppo for good reason, then subject to Mr. Cacioppo’s execution and non-revocation of a general release of claims, Mr. Cacioppo will be eligible to receive: (i) a one-time lump sum payment in an amount equal to $5,000,000, (ii) a grant of the next LTI Award that would otherwise have been granted had Mr. Cacioppo remained employed by the Company through the next scheduled LTI Award date (or economically equivalent compensation in an alternative form if the grant of such awards would violate applicable law, or in the event there is an insufficient number of shares available under the company’s equity plan to make the LTI Award), and (iii) full vesting of all of Mr. Cacioppo’s outstanding equity-based awards.

Upon a termination of Mr. Cacioppo’s employment due to death, subject to his estate’s execution of a general release of claims in favor of the Company, his estate will be entitled to (i) a lump sum payment of a pro rata portion of his annual bonus in respect of the fiscal year in which such termination occurs, (ii) a lump sum cash payment in an amount equal to eighteen times the monthly COBRA premiums that Mr. Cacioppo would be required to pay to continue group health coverage at the level in effect on the date of his termination, and (iii) full vesting on the date of death of all outstanding equity-based awards, subject to compliance with applicable law (clause (i) and (ii), the “Separation Payments”). Upon a termination of Mr. Cacioppo’s employment due to disability, Mr. Cacioppo will be eligible to receive the Separation Payments subject to his execution of a general release of claims in favor of the Company.

In the event of a change in control, Mr. Cacioppo will be eligible to receive (i) a one-time lump sum payment in an amount equal to $5,000,000, (ii) a grant of the next LTI Award that would otherwise have been granted had Mr. Cacioppo remained employed by the Company through the next scheduled LTI Award date, and (iii) full vesting of all of Mr. Cacioppo’s outstanding equity-based awards. If any payment or benefit Mr. Cacioppo receives in connection with a change in control would constitute a “parachute payment” within the meaning of Section 280G of the Code subject to the excise tax under Section 4999, Mr. Cacioppo will receive a full tax gross-up payment.

The Cacioppo Employment Agreement contains various restrictive covenants, including non-competition provisions during the term of his employment and for eighteen (18) months thereafter and non-solicitation provides during the term of his employment and for two (2) years thereafter.

Agreement with Mr. Barack

We entered into an employment agreement with Mr. Barack effective May 1, 2019, which was amended by a letter agreement dated June 9, 2020 and further amended on November 5, 2024. The employment agreement, as amended, provides for, among other things, an initial base salary of $250,000, which may increase from time to time and is currently set at $450,000, and a discretionary performance-based bonus with a target of up to 80% of Mr. Barack's base salary, which may be paid by us in cash or equity and is subject to Board approval. Mr. Barack is also eligible, subject to approval by our Board or the Compensation Committee, for equity grants under the 2019 Equity Incentive Plan. The employment agreement includes standard six (6)-month noncompetition and two (2)-year non-solicitation covenants. In the event Mr. Barack’s employment is terminated without cause (whether or not in connection with a change in control), he is entitled to receive a lump sum cash severance payment equivalent to twelve (12) months of his base salary, subject to his execution of a general release of claims in favor of the Company. Upon a change in control, his employment is automatically terminated and he becomes entitled to a cash severance equivalent to twelve (12) months of his base salary, in addition to full vesting of all outstanding equity grants.

Agreement with Ms. Mosier

We entered into an employment agreement with Ms. Mosier effective January 16, 2023. The employment agreement provides for, among other things, an initial base salary of $400,000 and a discretionary performance-based bonus with a target of up to 50% of Ms. Mosier’s base salary, which may be paid by us in cash or equity and is subject to Board approval. Ms. Mosier is also eligible, subject to approval by our Board or the Compensation Committee, for equity grants under the 2019 Equity Incentive Plan. The employment agreement includes a non-competition provision that lasts during the term of Ms. Mosier’s employment and (a) if Ms. Mosier’s employment is terminated without cause, the time period during which Ms. Mosier is paid her severance payment or change in control severance payment installments, as applicable, or (b) if Ms. Mosier resigns or is terminated with cause, 12 months following the employment term. The employment agreement also contained a standard two (2)-year non-solicitation covenant. In the event Ms. Mosier’s employment is terminated without cause (prior to a change in control), the subject to her execution of a general release of claims in favor of the Company, she is entitled to receive six (6) months of base salary over a 6-month period in installments based on the Company’s regular payroll schedule. In the event Ms. Mosier’s employment is terminated without cause (after a change in control), then subject to her execution of a general release of claims in favor of the Company and Ms. Mosier completes an adequate transition period at the Company (or its successor) of up to 12 months or longer period of time mutually agreed upon, then the Company shall (x) accelerate any unvested portion of Ms. Mosier’s initial grant of warrants and stock options so that they are fully vested, exercisable and nonforfeitable; and (y) pay Ms. Mosier twelve (12) months of base salary over a 12-month period in installments based on the Company’s regular payroll schedule.

Director Compensation

For the 2025 fiscal year, each non-employee director was paid an annual retainer fee of $70,000, except for Stephen Monroe, who was paid an additional retainer fee of $20,000 in recognition of his role as Lead Independent Director and Billy Wafford, who was paid an additional retainer fee of $30,000 in recognition of his role as chairman of the Audit Committee. Directors are also reimbursed for any out-of-pocket travel expenses incurred in order to attend meetings of the Board, meetings of committees of the Board or meetings of our shareholders. Historically, each non-employee director has been provided an annual grant of restricted stock or stock options each year.

The following table sets forth information regarding compensation awarded to, earned by, or paid to, our non-employee directors in connection with their service for the year ended December 31, 2025. We do not pay any compensation to James Cacioppo, our Chief Executive Officer, who is also the Chair of the Company’s Board, in connection with his service on the Board.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)(3)	Total ($)
Billy Wafford	100,000	37,773	137,773
Benjamin Cross	70,000	37,773	107,773
Marina Hahn	70,000	37,773	107,773
Stephen Monroe	90,000	37,773	127,773

(1)	Represents amount earned or paid for service as a director during fiscal year 2025.
(2)	The reported amounts reflect the grant date fair value of stock options awarded to each non-employee director during fiscal year 2025 calculated in accordance with FASB ASC 718.
(3)
As of December 31, 2025, each non-employee director held the following aggregate number of outstanding option awards (including both vested and unvested options): (1) Billy Wafford – 427,235; (2) Benjamin Cross – 360,000; (3) Marina Hahn – 320,000; (4) Stephen Monroe – 438,952.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the following table provides information regarding the beneficial ownership of our subordinate voting shares, as of April 14, 2026 by:

i.each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5.0% of our subordinate voting shares based solely on our review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act;
ii.each of our directors;
iii.each of our named executive officers; and
iv.all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any subordinate voting shares that a person has the right to acquire within sixty (60) days of April 14, 2026, through the exercise of stock options, warrants or other rights are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Each shareholder's percentage ownership is based on 199,696,597 subordinate voting shares issued and outstanding as of April 13, 2026. Except as otherwise indicated, the address of each of the persons in this table is c/o Jushi Holdings Inc., 301 Yamato Road, Suite 3250, Boca Raton, FL 33431.

	Subordinate Voting Shares
Name, Position and Address of Beneficial Owner	Number Beneficially Owned		% of Subordinate Voting Shares Beneficially Owned
James Cacioppo – Chief Executive Officer and Chairman, Florida, U.S.	46,180,000	(1)	19.99%
Louis Jonathan Barack – President, Chief Revenue Officer and Corporate Secretary, Florida, U.S.	6,186,105	(2)	3.05%
Michelle Mosier – Chief Financial Officer and Chief Accounting Officer, Florida, U.S.	662,233	(3)	*
Benjamin Cross – Director, Connecticut, U.S.	499,080	(4)	*
Stephen Monroe – Director, New York, U.S.	492,636	(5)	*
Billy Wafford – Director, California, U.S.	327,235	(6)	*
Marina Hahn – Director, New York, U.S.	237,301	(7)	*
Denis Arsenault – Shareholder, Cheltenham, United Kingdom	23,380,182	(8)	10.85%
Marex Securities Products, Inc. – Shareholder, New York, U.S.	10,000,000	(9)	5.01%
All directors and executive officers as a group	54,584,590	(10)	23.13%
* Indicates percentage of less than 1.0%
(1)Includes 6,926,296 subordinate voting shares underlying stock options exercisable within 60 days of April 14, 2026, and 24,335,239 subordinate voting shares underlying warrants exercisable within 60 days of April 14, 2026. Certain options and warrants awarded to Mr. Cacioppo are unvested and cannot vest or be exercised by Mr. Cacioppo if such vesting and/or exercise would increase Mr. Cacioppo's beneficial ownership beyond 19.99%. The numbers set forth in this table apply such limitation to Mr. Cacioppo’s beneficial ownership.
(2)Includes 1,864,332 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026, and 1,500,000 Subordinate Voting Shares underlying warrants exercisable within 60 days of April 14, 2026.
(3)Includes 420,000 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026, and 120,000 Subordinate Voting Shares underlying warrants exercisable within 60 days of April 14, 2026.

(4)Includes 260,000 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026.
(5)Includes 338,952 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026.
(6)Includes 327,235 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026.
(7)Includes 220,000 Subordinate Voting Shares underlying stock options exercisable within 60 days of April 14, 2026.
(8)Includes 15,702,283 Subordinate Voting Shares underlying warrants exercisable within 60 days of April 14, 2026. The Address of Mr. Arsenault is Flat 6 Witney Court, Western Road England, Cheltenham, GL 50 3RN UK.
(9)This information was obtained by the Company from the Schedule 13G filed by Marex Securities Products Inc. on November 26, 2025. The Address of Marex Securities Products Inc. is 140 East 45th Street, New York, NY 10017 USA.
(10)Excludes Denis Arsenault and Marex Securities Products Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,597,918(1)	$0.75(2)	4,350,503(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	29,597,918	$0.75	4,350,503

(1)
This number represents all options and other awards outstanding under the 2019 Equity Incentive Plan, and includes both vested and unvested options. The Company does not have any warrants outstanding under the 2019 Equity Incentive Plan.

(2)
The weighted-average exercise price information is comprised of the exercise prices of all outstanding stock options issued under the 2019 Equity Incentive Plan. The Company does not have any warrants outstanding under the 2019 Equity Incentive Plan. As of December 31, 2025, the Company had 3,000,000 restricted stock awards outstanding, each of which was issued with a price per share of $0.50. The value of the restricted stock awards was not included in this calculation.

(3)
The number of shares that are available for issuance under the 2019 Equity Incentive Plan cannot exceed 15% of the number of outstanding subordinate voting shares, plus an additional 2% of the number of outstanding subordinate voting shares that may be issued as inducement to employees and officers not previously employed by the Company and who were not previously an insider of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2025 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

Other than as described below under this section titled “Certain Relationships and Related Party Transactions,” since January 1, 2025, we have not entered into any transactions, nor are there any currently proposed transactions, between the Company and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.

Sale of Second Lien Notes and Warrants

On February 25, 2025, the Company sold approximately $5.1 million principal amount of 12% second lien notes due 2026 (“Second Lien Notes”) and detached warrants to purchase the Company’s Subordinate Voting Shares in a private placement. The Company received approximately $4.6 million of net proceeds from the sale of the Second Lien Notes and the warrants. The Second Lien Notes were issued in accordance with that certain Trust Indenture, dated December 7, 2022, by and between the Company and Odyssey Trust Company, as trustee. The Second Lien Notes were issued with a ten percent (10%) original issue discount. The Company issued approximately 8 million warrants. Each warrant is exercisable for one Subordinate Voting Share of the Company. The warrants are exercisable for five (5) years from the issuance date at an exercise price per Subordinate Voting Share equal to $0.48. An entity affiliated with James Cacioppo purchased approximately US$3.7 million principal amount of United States dollar denominated Second Lien Notes, for a purchase price of approximately US$3.3 million and received approximately 5.8 million warrants. Denis Arsenault purchased C$2.0 million principal amount of Canadian dollar denominated Second Lien Notes, for a purchase price of C$1.8 million and received approximately 2.2 million warrants.

Amendment No. 5 to CEO Employment Agreement

On December 11, 2025, the Company, JMGT, LLC and James Cacioppo entered into a fifth amendment to Mr. Cacioppo’s existing employment agreement, pursuant to which Mr. Cacioppo agreed to receive the $1,050,000 annual cash bonus that would otherwise have been paid to him on or before March 15, 2026, and the options to purchase 3,000,000 Subordinate Voting Shares of the Company that would have otherwise been issued to him prior to January 1, 2026, in the following alternative form: (1) a lump sum cash payment in the amount of $300,000; and (2) 3,000,000 restricted Subordinate Voting Shares, which shall vest on January 1, 2026, provided Mr. Cacioppo remains employed by the Company on January 1, 2026.

New CEO Employment Agreement

Effective January 1, 2026, the Company entered into a new Executive Employment Agreement with James Cacioppo (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, Mr. Cacioppo will be paid an annual base salary of $1,050,000, subject to certain annual adjustments as provided in the CEO Employment Agreement. Mr. Cacioppo is also entitled to an annual cash bonus targeted at 100% of his annual base salary, which may be increased, but not decreased, by the Board. Mr. Cacioppo is also entitled to receive 3,000,000 options to purchase subordinate voting shares of the Company on or before January 1st of each calendar year during the term of the CEO Employment Agreement (the “LTI Award Deadline”), and such options shall fully vest on the LTI Award Deadline to which such options apply. The CEO Employment Agreement also includes severance provisions, a provision granting Mr. Cacioppo certain “piggyback” rights with respect to equity offerings by the Company, and standard confidentiality, non-competition, non-solicitation, non-disparagement and intellectual property assignment provisions.

Refinancing of First Lien Term Loan and Second Lien Notes

On March 27, 2026, the Company entered into a Loan Agreement, by and among the Company, as borrower, the other loan parties that are parties thereto, the lenders that are party thereto, and FG Agency Lending, LLC, as agent for the lenders (the “Loan Agreement”). Pursuant to the Loan Agreement, a syndicate of lenders provided the Company with a $160,000,000 senior secured term loan (the “Term Loan”). Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, participated in the Term Loan with a principal amount of approximately $28 million. Denis Arsenault, a founder and significant equity holder of the Company, participated in the Term Loan with a principal amount of approximately $21 million.

Policy Regarding Related Party Transactions

We do not have any formal written policies and procedures for the review, approval, or ratification of transactions with related persons or conflicted transactions. However, prior review and oversight of such transactions are among the responsibilities of the Audit Committee as set forth in its charter, and in practice, when such transactions arise, they are also referred to the Board for consideration and approval. We rely on the Board and the Audit Committee to review related party transactions on an ongoing basis to prevent conflicts of interest. In the event any member of the Board has a conflict of interest, we form a special committee of the Board to consider and approve the applicable transaction. In 2025, we formed a special committee comprised of all the independent directors to review various refinancing options on behalf of the Company and to negotiate the CEO Employment Agreement on behalf of the Company. We intend to adopt formal written policies and procedures for the review, approval, or ratification of transactions with related persons or conflicted transactions in the future. In addition, as we are listed on the CSE and are a reporting issuer under Canadian securities laws, we are subject to Multilateral Instrument 61-101 – Protection of Minority Securityholders in Special Transactions (“MI 61-101”) which includes requirements in connection with, among other things, “related party transactions” being transactions by which an issuer directly or indirectly engages in the following with a related party: acquires, sells, leases or transfers an asset, acquires the related party, acquires or issues treasury securities, amends the terms of a security if the security is owned by the related party or assumes or becomes subject to a liability or takes certain other actions with respect to debt. For the purposes of MI 61-101, the term “related party” includes directors, senior officers and holders of more than 10% of the voting rights attached to all outstanding voting securities of the issuer or holders of a sufficient number of any securities of the issuer to materially affect control of the issuer. MI 61-101 requires, subject to certain exceptions, the preparation of a formal valuation relating to certain aspects of the transaction and more detailed disclosure in the proxy material sent to security holders in connection with a related party transaction including related to the valuation. MI 61-101 also requires, subject to certain exceptions, that an issuer not engage in a related party transaction unless the shareholders of the issuer, other than the related parties, approve the transaction by a simple majority of the votes cast.

Indebtedness of Directors, Executive Officers and Employees

No individual who is, or at any time during the most recently completed fiscal year of the Company was, a director or executive officer of the Company, and no proposed nominee for election as a director of the Company, or any associate of any such director, executive officer or proposed nominee: (i) is or at any time since the beginning of the Company’s most recently completed fiscal year has been, indebted to the Company or any of its subsidiaries; or (ii) whose indebtedness to another entity is, or at any time since the beginning of the Company’s most recently completed fiscal year has been, the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company or any of its subsidiaries.

Requirements under the Business Corporations Act (British Columbia)

Pursuant to the BCBCA, directors and officers are required to act honestly and in good faith with a view to the best interests of the Company. Under the BCBCA, subject to certain limited exceptions, a director who holds a disclosable interest in a material contract or transaction into which we have entered or propose to enter shall not vote on any directors' resolution to approve the contract or transaction. A director or officer has a disclosable interest in a material contract or transaction if the director or officer:

•is a party to the contract or transaction;

•is a director or officer, or an individual acting in a similar capacity, of a party to the contract or transaction; or
•has a material interest in a party to the contract or transaction.

Generally, as a matter of practice, directors or officers who have disclosed a material interest in any contract or transaction that the Board is considering will not take part in any Board discussion respecting that contract or transaction. If such directors were to participate in the discussions, they would abstain from voting on any matters relating to matters in which they have disclosed a disclosable interest.

Interests of Management of the Company and Others in Material Transactions

Other than as described elsewhere in this Amendment, there are no material interests, direct or indirect, of any of our directors or executive officers, any shareholder that beneficially owns, or controls or directs (directly or indirectly), more than 10% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction since the beginning of the year ended December 31, 2025 that has materially affected or is reasonably expected to materially affect the Company or its subsidiaries.

Director Independence

We are not currently subject to listing requirements of any national securities exchange in the United States which requires that a majority of the Board be “independent.” Four of our five existing directors are considered to be independent under the Canadian Securities Administrators Guidelines and in accordance with NI 52-110. Under NI 52-110, an independent director is one who is free from any direct or indirect relationship which could, in the view of the Board, be reasonably expected to interfere with such director’s exercise of independent judgment. Our independent directors are Benjamin Cross, Stephen Monroe, Marina Hahn and Billy Wafford. Jim Cacioppo is not considered independent because of his role as Chief Executive Officer of the Company.

The Board holds regularly scheduled meetings and at such meetings our independent directors meet in executive session.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by our principal independent auditor, Macias Gini & O'Connell LLP (“MGO”), for the years ended December 31, 2025 and 2024 are detailed in the table below.

	Year Ended December 31,
	2025	2024
Audit Fees (1)	889,000	1,199,000
Audit Related Fees (2)	343,000	364,000
Tax Fees (3)	—	—
All Other Fees (4)	—	141,000
Total Fees	$1,232,000	$1,704,000

(1) “Audit Fees” includes the aggregate fees billed for the audit of the annual consolidated US GAAP financial statements.
(2) “Audit Related Fees” includes the aggregate fees billed for the review of interim unaudited consolidated US GAAP financial statements, comfort letters, consents, and reviews of securities filings.
(3) “Tax fees” includes the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4) “All other fees” includes fees related to the Registration Statements on Form S-3 filed with the Securities and Exchange Commission, and Short Form Base Shelf Prospectus filed in Canada.

Pre-approval Policies and Procedures

Our Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the Audit Committee. The Audit Committee has delegated pre-approval responsibility to the Chair of the Audit Committee with respect to non-audit related fees and services.

Our Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of MGO's independence in the conduct of their auditing functions.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Filing.
(2) Financial statements schedules
Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(3) Exhibits required by Item 601 of Regulation S-K

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit index of the Original Filing. The following list of exhibits sets forth the additional exhibits required to be filed with this Amendment and are incorporated by reference in response to this Item.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 14, 2026.

JUSHI HOLDINGS INC.

/s/ James Cacioppo
James Cacioppo
Chairman and Chief Executive Officer (principal executive officer)

/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer (principal financial officer and accounting officer)