Form 10-Q
period 2026-03-31
Jushi Holdings Inc.
filed 2026-05-12
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or
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

As of May 5, 2026, the registrant had 199,696,597 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended March 31, 2026

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

Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: the benefits and timeline for consummating the Continuance; the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s historical operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; risks related to not being able to reduce or refinance its debt obligations; risks related to litigation or other disputes; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERTC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2026, for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,702	$24,047
Accounts receivable, net	3,727	2,801
Inventories, net	35,604	34,607
Prepaid expenses and other current assets	5,644	6,858
Total current assets	84,677	68,313
NON-CURRENT ASSETS:
Property, plant and equipment, net	141,276	143,321
Right-of-use assets - finance leases	56,113	57,667
Other intangible assets, net	92,782	92,205
Goodwill	30,910	30,910
Other non-current assets	27,252	27,801
Restricted cash - non-current	2,125	2,125
Total non-current assets	350,458	354,029
Total assets	$435,135	$422,342

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,400	$22,330
Accrued expenses and other current liabilities	27,039	25,531
Income tax payable	732	265
Debt, net - current portion	12,887	6,639
Finance lease obligations - current	10,888	11,125
Derivative liabilities - current	139	296
Total current liabilities	75,085	66,186
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $49,009 and $41,109 as of March 31, 2026 and December 31, 2025, respectively)	218,467	199,195
Finance lease obligations - non-current	53,202	53,547
Derivative liabilities - non-current	6,156	8,311
Unrecognized tax benefits (including interest and penalties of $41,524 and $38,342 as of March 31, 2026 and December 31, 2025, respectively)	186,234	177,242
Other liabilities - non-current	30,790	33,205
Total non-current liabilities	494,849	471,500
Total liabilities	569,934	537,686
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 199,696,597 and 199,696,597 Subordinate Voting Shares as of March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	512,260	511,868
Accumulated deficit	(647,059)	(627,212)
Total deficit	(134,799)	(115,344)
Total liabilities and equity (deficit)	$435,135	$422,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUE, NET	$66,432	$63,846
COST OF GOODS SOLD	(36,555)	(38,071)
GROSS PROFIT	29,877	25,775

OPERATING EXPENSES	28,294	27,646

INCOME (LOSS) FROM OPERATIONS	1,583	(1,871)

OTHER INCOME (EXPENSE):
Interest expense, net	(10,388)	(10,000)
Fair value gain on derivatives	2,312	637
Other, net	(4,637)	3,197
Total other income (expense), net	(12,713)	(6,166)

LOSS BEFORE INCOME TAX	(11,130)	(8,037)
Income tax expense	(8,717)	(8,978)
NET LOSS	$(19,847)	$(17,015)

LOSS PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.09)
Weighted average shares outstanding - basic and diluted	198,163,264	195,196,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share amounts)

	Three Months Ended March 31, 2026
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2026	199,696,597	$511,868	$(627,212)	$(115,344)	$—	$(115,344)
Share-based compensation (including related parties)	—	392	—	392	—	392
Net loss	—	—	(19,847)	(19,847)	—	(19,847)
Balances - March 31, 2026	199,696,597	$512,260	$(647,059)	$(134,799)	$—	$(134,799)

	Three Months Ended March 31, 2025
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2025	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	300	300
Net loss	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	$509,456	$(575,636)	$(66,180)	$300	$(65,880)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,847)	$(17,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	7,946	8,035
Share-based compensation	392	(307)
Fair value changes in derivatives	(2,312)	(637)
Non-cash interest expense, including amortization of deferred financing costs	2,591	2,173
Deferred income taxes and uncertain tax positions	8,253	8,633
Loss on debt extinguishment/modification	4,977	—
Other non-cash items, net(1)	3,292	(82)
Changes in operating assets and liabilities:
Accounts receivable	396	(1,850)
Inventory	(1,251)	2,050
Prepaid expenses and other current and non-current assets	512	781
Accounts payable, accrued expenses and other current liabilities	3,663	5,748
Net cash flows provided by operating activities	8,612	7,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(3,034)	(4,021)
Investments in intangible assets	(1,550)	(354)
Proceeds from sale of assets	504	—
Net cash flows used in investing activities	(4,080)	(4,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt, net	17,483	4,608
Debt principal paid	(5,013)	(153)
Payments of finance leases	(534)	(465)
Payments of loan financing costs	(254)	—
Payments of other financing activities	(559)	(603)
Net cash flows provided by financing activities	11,123	3,387
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,655	6,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	26,616	21,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$42,271	$27,887
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$4,911	$7,904
Cash paid (received) for income taxes	$(15)	$586
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,598	$2,106
Right-of-use assets from finance lease liabilities	$—	$280
Issuance of promissory notes for acquisitions	$1,355	$5,909
Warrants issued for Second Lien Notes	$—	$1,769
Property, plant and equipment from finance lease liabilities	$215	$628
2026 Term Loan used to settle the Second Lien Notes and 2024 Term Loan, and refinancing fees	$136,117	$—
Debt Original Issue Discount	$6,400	$512
(1) For the three months ended March 31, 2026, Other non-cash items, net includes $3,305 accrued interest settled by a third-party lender.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of March 31, 2026, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, New Jersey, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Form 10-K”), and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 31, 2026. Consolidated balance sheet information as of December 31, 2025 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 in the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which is included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2026 (unaudited)	December 31, 2025
Cash and cash equivalents	$39,702	$24,047
Restricted cash included in Prepaid expenses and other current assets	444	444
Restricted cash - non-current	2,125	2,125
Cash, cash equivalents and restricted cash	$42,271	$26,616
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provide entities with a practical and expedient approach to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends the guidance in Topic 270, Interim Reporting. ASU 2025-11 improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. ASU 2025-11 also provides additional guidance on what disclosures should be provided in interim reporting periods and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and related disclosures.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

3. INVENTORIES, NET
The components of inventories, net, are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Cannabis plants	$3,131	$2,653
Harvested cannabis and packaging	7,959	7,659
Total raw materials	11,090	10,312
Work in process	6,757	6,855
Finished goods	17,757	17,440
Total inventories, net	$35,604	$34,607

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Prepaid expenses and deposits	$3,202	$3,676
Employee retention credit receivable	688	688
Assets held for sale	—	382
Other current assets	1,754	2,112
Total prepaid expenses and other current assets	$5,644	$6,858

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Buildings and building components	$91,260	$91,225
Land	12,956	12,956
Leasehold improvements	57,984	55,775
Machinery and equipment	24,886	24,946
Furniture, fixtures and office equipment	24,267	23,769
Construction-in-process	3,848	4,808
Total property, plant and equipment - gross	215,201	213,479
Less: Accumulated depreciation	(73,925)	(70,158)
Total property, plant and equipment - net	$141,276	$143,321
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.
Depreciation was $4,010 and $4,502 for the three months ended March 31, 2026 and 2025, respectively. Interest expense capitalized to PPE totaled $93 and $62 for the three months ended March 31, 2026 and 2025, respectively.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Operating lease assets	$18,810	$19,724
Indemnification assets	511	499
Net deferred tax assets	5,491	5,145
Deposits and escrows - properties	1,699	1,699
Deposits - equipment	336	386
Other	405	348
Total other non-current assets	$27,252	$27,801

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Accrued employee related expenses and liabilities	$7,971	$5,955
Operating lease obligations	5,770	6,035
Goods received not invoiced	2,255	2,961
Accrued interest	1,436	1,945
Accrued sales and excise taxes	1,824	1,749
Deferred revenue (loyalty program)	1,728	1,596
Accrued professional and management fees	1,157	564
Deferred income - employee retention credit	688	688
Accrued capital expenditures	161	210
Other accrued expenses and current liabilities	4,049	3,828
Total accrued expenses and other current liabilities	$27,039	$25,531

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	March 31, 2026 (unaudited)	December 31, 2025
Principal amounts:
2026 Term Loan	16%	March 2029	$160,000	$—
Second Lien Notes	n/a	n/a	—	86,194
2024 Term Loan	n/a	n/a	—	46,075
Acquisition-related promissory notes payable	8% - 13%	June 2026 - April 2027	29,737	28,337
Mortgage loans	6% - 10%	January 2027 - September 2030	32,346	32,470
Total debt subject to scheduled repayments			222,083	193,076
Promissory notes payable to Sammartino (1)	10%	September 2024 - September 2026	21,500	21,500
Total debt			243,583	214,576
Less: debt issuance costs and original issue discounts			(12,229)	(8,742)
Total debt, net			$231,354	$205,834
Debt, net - current portion			$12,887	$6,639
Debt, net - non-current portion			$218,467	$199,195
(1)This amount is related to the promissory notes issued to Sammartino Investments LLC (“Sammartino”) in connection with the acquisition of Nature's Remedy of Massachusetts, Inc. (“Nature's Remedy”) in September 2021. The Company currently has no obligation to pay the principal and interest. See further discussion of the Sammartino Matter in Note 16 - Commitments and Contingencies for more information.
2026 Term Loan
On March 27, 2026, the Company refinanced both its senior secured term loan (“2024 Term Loan”) and its 12% second lien notes due 2026 (“Second Lien Notes”), which had outstanding principal balances of $46,075 and $86,194, respectively, as of December 31, 2025, and were scheduled to mature within twelve months of December 31, 2025. The refinancing of the 2024 Term Loan and Second Lien Notes was accounted for as a partial extinguishment resulting in a loss on debt extinguishment/modification of $4,977, which is included in other income (expense), net in the consolidated statements of operations. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders, bearing interest at a rate of 12.5% per annum payable in cash monthly with maturity in March 2029, and an original issue discount of $6,400. The 2026 Term Loan lender used $136,117 to: (i) settle the outstanding principal, accrued but unpaid interest, exit fee and make-whole on the 2024 Term Loan; (ii) settle the outstanding principal and accrued but unpaid interest on the Second Lien Notes; and (iii) pay certain fees and expenses associated with the issuance of the 2026 Term Loan. Remaining excess proceeds of $17,483 were retained on the balance sheet for general corporate purposes.
Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, the Company’s Chief Executive Officer, Chairman and founder, participated in the 2026 Term Loan with a principal amount of $27,993. Denis Arsenault, a founder and significant equity holder of the Company, participated in the 2026 Term Loan with a principal amount of $21,016.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Acquisition-related promissory notes payable
Parma
In the first half of 2025, the Company entered into agreements to acquire a dispensary license and assume an existing lease in Parma, Ohio, subject to regulatory approval, for a total purchase price of $3,200. The Company paid an initial deposit of $250. In February 2026, the transaction closed upon receipt of regulatory approval, and the remaining consideration was paid through a combination of $1,550 in cash and $1,400 in aggregate promissory notes. The promissory notes bear interest at a stated rate of 10% per annum, are payable quarterly in cash, and mature in April 2027.
The transaction was accounted for as an asset acquisition, as the acquired set did not constitute a business due to the absence of a transferred workforce, customers, substantive processes, or revenue‑generating activities. Accordingly, the acquisition was accounted for under ASC 805‑50, and no goodwill was recognized. The right‑of‑use asset recognized for the assumed lease approximated the corresponding lease liability and therefore did not require allocation of the consideration transferred. As a result, substantially all of the consideration was allocated to the acquired dispensary license, which is recorded as a finite‑lived intangible asset and is being amortized on a straight‑line basis over an estimated useful life of 15 years.
Mortgage Loans
Arlington Mortgage
In December 2021, the Company entered into a $6,900 mortgage loan agreement (the “Arlington Mortgage”), which is principally secured by the Company’s retail property in Arlington, Virginia. The Arlington Mortgage bears a fixed interest rate of 5.875% per annum, payable monthly, and will mature in January 2027.
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of March 31, 2026 was 8.75%.
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
The interest rate as of March 31, 2026 was 7.50%.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Financial Covenants
2026 Term Loan
The 2026 Term Loan includes a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $15,000 at all times. As of March 31, 2026, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of March 31, 2026, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of March 31, 2026, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2027	2028	2029	2030	Thereafter	Total
2026 Term Loan	$—	$—	$—	$160,000	$—	$—	$160,000
Acquisition-related promissory notes payable	6,223	23,514	—	—	—	—	29,737
Mortgage loans	386	9,304	383	418	21,855	—	32,346
Total debt subject to scheduled repayments	$6,609	$32,818	$383	$160,418	$21,855	$—	$222,083
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
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Interest expense
Interest and accretion - Second Lien Notes	$3,382	$3,103
Interest and accretion - 2024 Term Loan	2,814	3,190
Interest and accretion - 2026 Term Loan	274	—
Interest and accretion - Finance lease liabilities	2,549	2,475
Interest and accretion - Promissory notes	931	814
Interest and accretion - Mortgage loans and other financing activities	619	602
Capitalized interest	(93)	(62)
Total interest expense	10,476	10,122
Interest income	(88)	(122)
Total interest expense, net	$10,388	$10,000

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the three months ended March 31, 2026.

Total Derivative Liabilities (1)
Balance as of January 1, 2026	$8,607
Fair value changes	(2,312)
Balance as of March 31, 2026	$6,295
(1)Refer to Note 10 - Equity for the change in number of warrants during the three months ended March 31, 2026.

The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were issued in connection with the Company’s Second Lien Notes and the 2024 Term Loan. The Derivative Warrants may be net share settled.
As of March 31, 2026 and December 31, 2025 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and an expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and an expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants issue date as of March 31, 2026 and December 31, 2025.
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	March 31, 2026 (unaudited)	December 31, 2025
Stock price per share	$0.51	$0.63
Risk-free annual interest rate	3.70% - 3.83%	3.48% - 3.60%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	119%	118%
Remaining life	0.7 - 3.3 years	0.9 - 3.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of March 31, 2026			As of December 31, 2025
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.51	$812	$(796)	$0.63	$1,075	$(1,057)
Volatility	119%	616	(676)	118%	713	(792)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of March 31, 2026, the Company had 199,696,597 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2026	57,994,087	21,400,000	79,394,087	$0.95
Balance as of March 31, 2026	57,994,087	21,400,000	79,394,087	$0.95
Exercisable as of March 31, 2026	56,624,087	21,400,000	78,024,087	$0.96

Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 7,407,169 as of March 31, 2026.
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
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2026	26,597,918	$0.75
Cancelled/forfeited/expired	(56,666)	$0.66
Issued and Outstanding as of March 31, 2026	26,541,252	$0.75
Exercisable as of March 31, 2026	19,465,889	$0.83
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Three Months Ended March 31,
	2026	2025
Weighted average stock price	—	$0.29
Weighted average expected stock price volatility	—	92.0%
Expected annual dividend yield	—	0%
Weighted average expected life	—	5.0 years
Weighted average risk-free annual interest rate	—	4.0%
Weighted average grant date fair value	—	$0.21
Restricted Shares

During the three months ended March 31, 2026, 3,000,000 restricted SVS vested and were released. There was no unvested restricted SVS as of March 31, 2026.

Share-based Compensation Cost
The components of share-based compensation expense, net, are as follows:

	Three Months Ended March 31,
	2026	2025
Stock options expense (forfeiture)	$265	$(381)
Restricted stock	68	—
Warrants	59	74
Total share-based compensation expense (forfeiture), net	$392	$(307)
As of March 31, 2026, the Company had $1,387 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.6 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. EARNINGS (LOSS) PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(19,847)	$(17,015)

Denominator:
Weighted-average shares of common stock - basic and diluted	198,163,264	195,196,597

Loss per common share:
Basic and diluted	$(0.10)	$(0.09)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	26,571,881	25,678,241
Warrants (derivative liabilities and equity)	79,394,087	75,033,779
	105,965,968	100,712,020

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenue is comprised of cannabis sales from its dispensaries. The Company’s wholesale revenue is comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended March 31,
	2026	2025
Retail	$57,874	$56,844
Wholesale	8,558	7,002
Total revenue, net	$66,432	$63,846

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended March 31,
	2026	2025
Salaries, wages and employee related expenses	$14,720	$14,149
Depreciation and amortization expenses	3,698	4,597
Rent and related expenses	3,222	3,197
Professional fees and legal expenses	2,338	1,925
Software and technology expenses	1,243	1,073
Share-based compensation expense (forfeiture)	392	(307)
Other expenses (1)	2,681	3,012
Total operating expenses	$28,294	$27,646
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Loss before income tax	$(11,130)	$(8,037)
Income tax expense	$8,717	$8,978
Effective income tax rate	78.3%	111.7%
The Company has computed its provision for income taxes based on the actual effective rate for the three months ended March 31, 2026 and 2025 as the Company believes this is the best estimate for the annual effective tax rate. Therefore, the Company’s effective income tax rates for the three months ended March 31, 2026 and 2025 are not indicative of the effective income tax rate for each respective fiscal year of 2026 and 2025. The Company’s effective income tax rate is significantly higher than the statutory income tax rates due in part to (i) an increase in the uncertain tax position liability due to tax positions based on legal interpretations that challenge the Company’s tax liability under Internal Revenue Code Section 280E (“280E”), (ii) interest and penalties accrual for tax liabilities, and (iii) state income taxes.
The Internal Revenue Service (“IRS”) has taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. In April 2026, the U.S. Department of Justice announced a regulatory action reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substances Act. Refer to Note 19 - Subsequent Events for more information.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 through 2026, the Company has taken the position that its deductions of ordinary and necessary business expenses is not limited by IRC Section 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position. As of March 31, 2026 and 2025, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statement of operations.
In February 2026, the IRS issued a Notice of Proposed Adjustment ("NOPA") in connection with its audit of the Company's tax year ended December 31, 2021. The Company submitted a response to the NOPA disputing the proposed adjustments. The response reflects substantive and procedural arguments that Jushi believes have merit, and the Company plans to defend its position vigorously. The proposed tax amounts were previously included in the Company's liability for unrecognized tax benefits.
The Company has a liability for unrecognized tax benefits of $186,234 and $177,242 as of March 31, 2026 and December 31, 2025, respectively, inclusive of interest and penalties of $41,524 and $38,342, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three months ended March 31, 2026 and 2025 was $3,183 and $3,049, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended March 31,		As of
	2026	2025	March 31, 2026 (unaudited)	December 31, 2025
Nature of transaction	Related Party Expense		Related Party Payable
Second Lien Notes - interest expense and principal amount (1)	$(747)	$(667)	$—	$(25,909)
2024 Term Loan - interest expense and principal amount (1)	$(421)	$(483)	$—	$(15,200)
2026 Term Loan - interest expense and principal amount (2)	$(84)	$—	$(49,009)	$—
(1)The Second Lien Notes, the 2024 Term Loan payable and the related interest expense include amounts related to the Company’s Chief Executive Officer, as well as a significant investor. Both the Second Lien Notes and the 2024 Term Loan were settled in March 2026. Refer to Note 8 - Debt for more information.
(2)The 2026 Term Loan, together with the related interest expense, include amounts related to an entity controlled by the Company’s Chief Executive Officer, as well as a significant investor. Refer to Note 8 - Debt for more information.

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is generally classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. Effective April 28, 2026, Food and Drug Administration (“FDA”) approved drug products containing cannabis, as well as cannabis produced, distributed and dispensed under qualifying state medical marijuana licenses, are classified as a Schedule III controlled substance; however, there is uncertainty governing the

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
application of this newly bifurcated treatment at the federal level. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of March 31, 2026, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since the federal law status of the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease and is of the position that no damages are owed to Pacific Collective. The Referee assigned to the matter ruled in favor of and awarded fees and costs to TGS and Jushi. Pacific Collective filed an appeal on July 3, 2024, which remains pending.
Commitments
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of March 31, 2026 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	March 31, 2026 (unaudited)	December 31, 2025
Financial liabilities: (1)
Derivative liabilities (2)	$6,295	$8,607
Total financial liabilities	$6,295	$8,607
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, and there were no transfers between hierarchy levels during the three months ended March 31, 2026 or year ended December 31, 2025.
(2)Refer to Note 9 - Derivative Liabilities.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the promissory notes approximate their fair values as the effective interest rates are consistent with market rates. The carrying amount of the Second Lien Notes approximates their fair values as of December 31, 2025.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

18. SEGMENT INFORMATION
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, processing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The accounting policies for the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to Note 13 - Operating Expenses for significant expenses for the reportable segment.

19. SUBSEQUENT EVENTS
Federal Cannabis Rescheduling
On April 28, 2026, the U.S. Department of Justice issued a rule in the Federal Register reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substances Act. The action does not federally legalize recreational cannabis or broadly legalize marijuana-related activities, but it represents a significant shift in federal cannabis policy and may facilitate expanded medical research, product development and potential changes in tax treatment for qualifying operators.
The Company is evaluating the potential impact of these developments on its business, including implications for federal income tax treatment under Section 280E of the Internal Revenue Code. However, the scope, timing and applicability of any resulting benefits remain uncertain and may depend on future rulemaking, enforcement priorities, judicial developments and additional federal or state regulatory actions.
While the Company believes these developments could create long-term opportunities for the regulated cannabis industry, no assurance can be provided regarding the extent to which such actions will materially affect its financial condition, results of operations or liquidity.

Proposed Continuance from British Columbia to Nevada
On April 24, 2026, the Company announced its intention to seek shareholder approval of a proposed arrangement (the "Arrangement") which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States (the "Continuance"). To become effective, the Arrangement must be approved by 66 2/3% of the votes cast by shareholders at the Company’s annual general and special meeting of the shareholders. If approved by the shareholders, the Arrangement, including the Continuance, is not expected to cause any material change in the Company's business or operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three months ended March 31, 2026 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refers to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2026 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”) and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 31, 2026. All amounts are expressed in U.S. dollars unless otherwise noted.
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
Recent Developments
(Amounts expressed in thousands of U.S. dollars)

Debt Refinancing
On March 27, 2026, we refinanced both our existing 2024 Term Loan and our Second Lien Notes, which were scheduled to mature within twelve months of December 31, 2025. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders, issued at a 4% original issue discount and bearing interest at a rate of 12.5% per annum payable in cash monthly, with maturity in March 2029. We used the proceeds from the 2026 Term Loan to repay in full the outstanding principal, accrued but unpaid interest, exit fee and make-whole on the 2024 Term Loan, as well as the outstanding principal and accrued but unpaid interest on the Second Lien Notes. The proceeds were also used to pay certain fees and expenses associated with the issuance of the 2026 Term Loan. Remaining excess proceeds of $17,483 were retained on the balance sheet for general corporate purposes.

Serpentine Capital Management III, LLC, an entity controlled by James Cacioppo, our Chief Executive Officer, Chairman and founder, participated in the 2026 Term Loan with a principal amount of $27,993. Denis Arsenault, a founder and significant equity holder of the Company, participated in the 2026 Term Loan with a principal amount of $21,016.

Federal Cannabis Rescheduling

On April 28, 2026, the U.S. Department of Justice issued a rule in the Federal Register reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substances Act. The action does not federally legalize recreational cannabis or broadly legalize marijuana-related activities, but it represents a significant shift in federal cannabis policy and may facilitate expanded medical research, product development and potential changes in tax treatment for qualifying operators.

We are evaluating the potential impact of these developments on our business, including implications for federal income tax treatment under Section 280E of the Internal Revenue Code. However, the scope, timing and applicability of any resulting benefits remain uncertain and may depend on future rulemaking, enforcement priorities, judicial developments and additional federal or state regulatory actions.

While we believe these developments could create long-term opportunities for the regulated cannabis industry, no assurance can be provided regarding the extent to which such actions will materially affect our financial condition, results of operations or liquidity.

Proposed Continuance from British Columbia to Nevada

On April 24, 2026, we announced our intention to seek shareholder approval of a proposed arrangement (the "Arrangement") which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States (the "Continuance"). To become effective, the Arrangement must be approved by 66 2/3% of the votes cast by shareholders at our annual general and special meeting of the shareholders. If approved by the shareholders, the Arrangement, including the Continuance, is not expected to cause any material change in the Company's business or operations.

Virginia Adult Use
In March 2026, legislation permitting the sale of cannabis for adult-use was passed by the Virginia General Assembly (“General Assembly”) and submitted to the Governor for consideration. In April 2026, the Governor returned the legislation with proposed amendments. The General Assembly rejected the Governor’s amendments and returned the legislation to the Governor for further consideration. Under Virginia law, the Governor has until May 23, 2026 to either sign or veto the legislation, or allow it to become law without her signature..

The transition to adult use is expected to expand our customer base and result in increased demand for our products. While we believe the introduction of adult-use sales presents a potential opportunity for revenue growth, the extent and timing of any such impact remain uncertain and will depend on factors including consumer demand, competitive dynamics and pricing pressure.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2026		2025		2026 vs. 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change
REVENUE, NET	$66,432	100%	$63,846	100%	$2,586
COST OF GOODS SOLD	(36,555)	(55)%	(38,071)	(60)%	1,516
GROSS PROFIT	29,877	45%	25,775	40%	4,102

OPERATING EXPENSES	28,294	43%	27,646	43%	648

INCOME (LOSS) FROM OPERATIONS	1,583	2%	(1,871)	(3)%	3,454

OTHER INCOME (EXPENSE):
Interest expense, net	(10,388)	(16)%	(10,000)	(16)%	(388)
Fair value gain on derivatives	2,312	3%	637	1%	1,675
Other, net	(4,637)	(7)%	3,197	5%	(7,834)
Total other income (expense), net	(12,713)	(19)%	(6,166)	(10)%	(6,547)

LOSS BEFORE INCOME TAX	(11,130)	(17)%	(8,037)	(13)%	(3,093)
Income tax expense	(8,717)	(13)%	(8,978)	(14)%	261
NET LOSS	$(19,847)	(30)%	$(17,015)	(27)%	(2,832)

LOSS PER SHARE - BASIC AND DILUTED	$(0.10)		$(0.09)		$(0.01)
Weighted average shares outstanding - basic and diluted	198,163,264		195,196,597		2,966,667

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Retail	$57,874	$56,844	$1,030	2%
Wholesale	8,558	7,002	1,556	22%
Total revenue, net	$66,432	$63,846	$2,586	4%
Total revenue, net, was $66,432 compared to $63,846, an increase of $2,586 or 4%.

Retail revenue increased $1,030. While the overall units sold in our retail channel increased by approximately 6%, the average price per unit declined. The increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $4,432 due to the opening of four new dispensaries since the first quarter of 2025; and
•An increase in sales in Virginia of $691 driven primarily by an approximately 8% increase in units sold. All dispensary locations in Virginia reflected revenue growth.
These increases in retail revenue were partially offset by:
•A decline in sales in Illinois of $1,503 - the number of units sold decreased by approximately 3% and the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Pennsylvania of $1,445 - the number of units sold decreased by approximately 6% and the average price per unit declined due to increased competition and price compression;
•A decline in sales in Massachusetts of $904 - the number of units sold decreased by approximately 9% and the average price per unit declined due to continued competition; and
•A decline in sales in Nevada of $443 - the number of units sold decreased by approximately 2%, primarily due to the closure of one dispensary in May 2025, and the average price per unit declined as a result of price compression.
Jushi branded product sales as a percentage of retail revenue were 58% across the Company’s five vertical markets compared to 56% in the prior year. We ended the quarter with forty-two dispensaries in eight states, as compared to forty in seven states on March 31, 2025.
Wholesale revenue increased $1,556 primarily attributable to higher wholesale revenue of $1,243 in Massachusetts. The increase in Massachusetts was driven by increased bulk sales, expanded wholesale distribution including placement in new dispensaries, and higher production volumes that supported greater product availability. Growth in Massachusetts also reflected limited product availability in the prior-year period when we prioritized supplying our retail stores in this market. Additionally, increased production capacity in Ohio contributed to higher wholesale revenue of $444. Increased wholesale revenue of $153 in Pennsylvania reflected market conditions in the prior-year period similar to those in Massachusetts, where product availability was limited. These increases were partially offset by a decline of $197 in Virginia due to lower demand from our wholesale partners.

Gross Profit
Gross profit was $29,877 compared to $25,775, an increase of $4,102 or 16%. Gross profit margin increased to 45% compared to 40%. The increases in gross profit and gross profit margin were driven by higher production volumes, and improved product quality at our grower-processor facilities, particularly in Ohio, Massachusetts, and Pennsylvania. Higher gross profit also reflected the benefit of new dispensary openings since Q1 2025 in Ohio. These benefits were partially offset by continued pricing pressure and increased promotional activity across our retail footprint.
Operating Expenses
Operating expenses were $28,294 compared to $27,646, an increase of $648 or 2%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Salaries, wages and employee related expenses	$14,720	$14,149	$571	4%
Depreciation and amortization expenses	3,698	4,597	(899)	(20)%
Rent and related expenses	3,222	3,197	25	1%
Professional fees and legal expenses	2,338	1,925	413	21%
Software and technology expenses	1,243	1,073	170	16%
Share-based compensation expense (forfeiture)	392	(307)	699	(228)%
Other expenses (1)	2,681	3,012	(331)	(11)%
Total operating expenses	$28,294	$27,646	$648	2%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.
Operating expenses increased primarily as a result of higher employee costs resulting from expanded operations, including new store openings, and higher share-based compensation expense as the prior year quarter reflected higher forfeitures. These increases were partially offset by a reclassification of certain depreciation expense to cost of goods sold.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $10,388 compared to $10,000, an increase of $388, or 4%.
Fair Value gain on Derivatives
Fair value gain on derivatives was $2,312 compared to $637. Fair value gain on derivatives includes the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $4,637, compared to income of $3,197, a change of $7,834. The current quarter is primarily comprised of $4,977 in loss on debt extinguishment/modification. The prior quarter is primarily comprised of $2,850 in employee retention credit claims, including interest, received from the IRS.
Income Tax Expense
Total income tax expense was $8,717 compared to $8,978, a decrease of $261 or 3%.

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
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended March 31, 2026 and 2025, was $11,394 and $9,827, respectively, an increase of $1,567 or 16%. The increase was due primarily to higher margin resulting from stronger performance at our grower processor facilities and new dispensary openings.
The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(19,847)	$(17,015)
Income tax expense	8,717	8,978
Interest expense, net	10,388	10,000
Depreciation and amortization (1)	7,946	8,035
EBITDA (Non-GAAP)	7,204	9,998
Non-cash share-based compensation	392	(307)
Fair value changes in derivatives	(2,312)	(637)
Loss on debt extinguishment/modification	4,977	—
Other (income) expense, net (2)	1,133	773
Adjusted EBITDA (Non-GAAP)	$11,394	$9,827

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $42,271 as of March 31, 2026.
The major components of our statements of cash flows for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash flows provided by operating activities	$8,612	$7,529	$1,083	14%
Net cash flows used in investing activities	(4,080)	(4,375)	295	(7)%
Net cash flows provided by financing activities	11,123	3,387	7,736	(228)%
Net change in cash, cash equivalents and restricted cash	$15,655	$6,541	$9,114	139%
Operating activities
Cash provided by operations was $8,612, as compared to $7,529. The increase is primarily attributable to an improvement in our operating results, partially offset by lower cash flows provided by working capital changes.
Investing activities
Net cash used in investing activities was $4,080 compared to $4,375. The current year includes $3,034 for the purchase of property, plant and equipment for use in our operations, and $1,550 relating to intangible assets acquired, which were partially offset by $504 proceeds from sale of non-core assets. The prior year includes $4,021 for the purchase of property, plant and equipment for use in our operations and $354 of intangible assets acquired.
Financing activities
Net cash provided by financing activities was $11,123 compared to $3,387.
The current year net cash flows provided by financing activities reflect borrowings under the 2026 Term Loan of $160,000, which included $17,483 of cash proceeds received by the Company, $6,400 of non-cash original issue discount, and $136,117 that was used by the lender to settle the Second Lien Notes and 2024 Term Loan and to pay certain related refinancing fees. These inflows were partially offset by $5,013 of debt principal payments, $254 of loan financing costs, $534 of finance lease obligations, and $559 of other financing activities.
The prior year net cash flows provided by financing activities include $4,608 of net proceeds from Second Lien Notes, which were partially offset by payments of $465 of finance lease obligations, $603 of other financing activities, and $153 of debt principal payments.

Liquidity
On March 27, 2026, we refinanced our 2024 Term Loan and our Second Lien Notes, which had outstanding principal balances of $46,075 and $86,194, respectively, as of December 31, 2025, and were scheduled to mature within twelve months of December 31, 2025. The refinancing was completed through the issuance of a $160,000 2026 Term Loan to a syndicate of lenders, issued at a 4% original issue discount and bearing interest at a rate of 12.5% per annum payable in cash monthly, with maturity in March 2029. The 2026 Term Loan includes a financial covenant that requires us to maintain a minimum unrestricted cash balance of $15,000 at all times. As of March 31, 2026, we were in compliance with this financial covenant.

We believe that our existing cash and cash equivalents, and cash from operations will be sufficient to meet our working capital and capital expenditure needs, and minimum unrestricted cash balance requirement under the 2026 Term Loan for at least the next twelve months. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time depending on future capital expenditure needs.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2026, we do not have any off‐balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
The Company is subject to numerous risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed below and under the heading “Risk Factors”, which are included in the 2025 Form 10-K, which was also filed on SEDAR. The risks described therein and herein are not the only ones we face. Other than set forth herein, there have been no material changes from the risk factors previously disclosed. We have included a more fulsome explanation of the risks associated with the Arrangement in the definitive proxy statement that we filed with the Securities and Exchange Commission on May 11, 2026.
Risks Related to the Arrangement
We may not complete the proposed Continuance, we may not realize the anticipated benefits of the Continuance, or we may not realize the anticipated benefits of the Continuance within the anticipated timeframe.
On April 24, 2026, we announced our intention to seek shareholder approval of a proposed arrangement which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States (the "Continuance"). We believe the Continuance will enhance shareholder value by better aligning our corporate structure with our operations and allowing us to operate more efficiently. However, there can be no assurance that the Continuance will be completed. Among other reasons, shareholders may not approve the Continuance or the Board may decide not to proceed with the Continuance.
Even if the Continuance is completed, we may not be able to realize the anticipated benefits of the Continuance, or may not be able to realize the anticipated benefits of the Continuance within the anticipated timeframe. Our expectations with respect to the benefits of the Continuance and the timeframe in which those benefits may occur are subject to several assumptions that could prove incorrect. If the Continuance is completed but does not provide the anticipated benefits, or does not provide the anticipated benefits within the anticipated timeframe, we may incur additional expenses, lose potential opportunities, or face other adverse consequences, and if expected benefits do not meet investor or analyst expectations, the market price of our common stock may decline.
Risks Related to the Regulatory Environment
Cannabis is illegal under U.S. federal law.
In the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized adult use of cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act (“CSA”). Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the U.S., and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. On August 29, 2023, the Department of Health and Human Services (“HHS”) delivered a recommendation to move cannabis from Schedule I to Schedule III to the U.S. Drug Enforcement Administration (“DEA”).

On May 21, 2024, the DEA published a proposed rule in the Federal register by which it proposed to transfer marijuana from Schedule I of the CSA to Schedule III. The DEA stated that the re-scheduling would be “consistent with the view of the Department of Health and Human Services that marijuana has a currently accepted medical use as well as HHS’s views about marijuana’s abuse potential and level of physical or psychological dependence.” The DEA further stated that “if the transfer to Schedule III is finalized, the regulatory controls applicable to Schedule III controlled substances would apply, as appropriate, along with existing marijuana-specific requirements and any additional controls that might be implemented, including those that might be implemented to meet U.S. treaty obligations. If marijuana is transferred to Schedule III, the manufacture, distribution, dispensing, and possession of marijuana would remain subject to the applicable criminal prohibitions of the CSA. Any drugs containing a substance within the CSA’s definition of ‘marijuana’ would also remain subject to the applicable prohibitions in the Federal Food, Drug, and Cosmetic Act.” As part of the proposed rule, the DEA solicited public comments through July 22, 2024. The proposed rule received over 40,000 comments.
On August 29, 2024, the DEA announced in the Federal Register that it would be holding a hearing on December 2, 2024, to address procedural and scheduling matters. Merits-based hearings were set to begin on January 1, 2025, with testimony from government witnesses, but these hearings were stayed indefinitely.
On December 18, 2025, President Trump signed an executive order directing U.S. Attorney General Pam Bondi to complete the rescheduling process in an “expeditious manner.”
On April 23, 2026, the Department of Justice announced that it placed U.S. Food and Drug Administration (“FDA”) approved cannabis products and products containing medical cannabis subject to a qualifying state-issued license in Schedule III and announced that the DEA would be withdrawing the prior notice of hearing and terminating those proceedings. The DEA will hold new administrative hearings beginning on June 29, 2026.
On April 28, 2026, the DEA issued rules in the Federal Register rescheduling FDA-approved cannabis products and products containing medical cannabis from a state medical cannabis license from Schedule I to Schedule III of the CSA (“Rescheduling Rule”). The Rescheduling Rule also created an expedited process for state medical cannabis licensees to register with the DEA, enabling these entities holding state medical cannabis licenses to engage in the manufacture, distribution, and/or dispensing of cannabis for medical purposes under federal law. The Rescheduling Rule did not appear to address or amend the legality of adult-use cannabis. On May 4, 2026, SAM, Inc. (d/b/a Smart Approaches to Marijuana) and National Drug and Alcohol Screening Association, Inc. filed a petition in the U.S. Court of Appeals for the District of Columbia challenging the Rescheduling Rule. If the petitioners are successful, the Rescheduling Rule could be subject to being set aside.
While further federal action could result in the decriminalization of cannabis for medical and adult use by descheduling or rescheduling of non-medical marijuana, there are no assurances if or when there could be any further change in the regulation of marijuana under the CSA. Additionally, it is not yet clear how the mechanics of the partial rescheduling of cannabis will impact business operations. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., compliance with state and local cannabis laws would not necessarily provide a defense to any federal proceeding which may be brought against us, even if the Company registers medical cannabis operations with the DEA. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
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

As a cannabis business, we may be subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
Under Internal Revenue Code Section 280E (“Section 280E”) “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the CSA) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the U.S. Internal Revenue Service (the “IRS”) to cannabis operations, and the IRS has taken the position that Section 280E prohibits companies engaged in such operations from deducting expenses directly associated with the sale of cannabis. As a result of Section 280E, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses. Consequently, Section 280E and related IRS enforcement activity may have a significant impact on the operations of cannabis companies, including our Company. The Rescheduling Rule removes medical cannabis sales from the application of Section 280E on a prospective basis, starting with calendar year 2026 for companies that register with the DEA, and therefore may provide tax relief to the Company with respect to its medical cannabis operations to the extent Section 280E applies to the Company’s operations. The Rescheduling Rule also encouraged the IRS to make tax relief from Section 280E retroactive, but there is no guarantee the IRS will follow such guidance. The difference in tax treatment between our medical and non-medical cannabis products and operations may increase our accounting and compliance costs.
The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
In light of the Rescheduling Rule, medical cannabis subject to a qualifying state-issued license is now classified as a Schedule III substance. If cannabis more broadly is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-classified to a lower schedule, the resulting re-classification would result in the need for approval by the FDA if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the DEA. In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider trading arrangements
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1(a)(#)	Employment Agreement, effective as of January 1, 2026, by and among the Company, JMGT, LLC and Jim Cacioppo.
10.2(b)	Loan Agreement dated as of March 27, 2026, among Jushi Holdings Inc. as Borrower, the Subsidiaries party hereto as Guarantors, FG Agency Lending LLC as Agent, and the Lenders party hereto.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 8-K filed on January 6, 2026.
(b)	Incorporated by reference to our Form 10-K filed on March 31, 2026.
#	Management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: May 12, 2026	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)