Form 10-Q
period 2026-06-30
Jushi Holdings Inc.
filed 2026-07-28
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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

As of July 21, 2026, the registrant had 199,698,263 subordinate voting shares, no par value per share, no multiple voting shares, no par value per share, no super voting shares, no par value per share, and no preferred shares, no par value per share, outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended June 30, 2026

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

Readers are cautioned that forward‐looking information is not based on historical facts but instead is based on reasonable assumptions and estimates of the management of the Company at the time they were provided or made and such information involves known and unknown risks, uncertainties, including our ability to continue as a going concern, and other factors that may cause the actual results, level of activity, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward‐looking information. Such factors include, among others: the benefits and timeline for consummating the Continuance; the limited operating history of the industry and the Company; risks related to managing the growth of the Company including completed, pending or future acquisitions or dispositions, including potential future impairment of goodwill or intangibles acquired and/or post-closing disputes; risks related to the continued performance, expansion and/or optimization of existing operations; risks related to capitalizing on Virginia's transition to an adult-use cannabis market; risks related to the anticipated openings of additional dispensaries or relocation of existing dispensaries subject to licensing approval; the Company’s historical operating losses and negative operating cash flows; increasing competition in the industry; risks inherent in an agricultural business, such as the effects of natural disasters; reliance on the expertise and judgment of senior management of the Company; risks associated with cannabis products manufactured for human consumption including potential product recalls; limited research and data relating to cannabis; constraints on marketing products; risk of litigation; insurance-related risks; public opinion and perception of the cannabis industry; risks related to the economy generally; fraudulent activity by employees, contractors and consultants; risks relating to the Company’s current amount of indebtedness; risks related to not being able to reduce or refinance its debt obligations; risks related to litigation or other disputes; reliance on key inputs, suppliers and skilled labor, and third party service provider contracts; reliance on manufacturers and contractors; risks of supply shortages or supply chain disruptions; risks relating to pandemics and forces of nature; risks related to the enforceability of contracts; risks related to inflation, the rising cost of capital, and stock market instability; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti‐money laundering laws and regulation; cannabis-related tax risks and challenges from governmental authorities with respect to the Company’s application for Employee Retention Tax Credits (ERTC); other governmental and environmental regulation; risks related to proprietary intellectual property and potential infringement by third parties; sales of a significant amount of shares by existing shareholders; the limited market for securities of the Company; risks relating to the need to raise additional capital either through debt or equity financing; costs associated with the Company being a publicly-traded company and a U.S. and Canadian filer; risks related to co‐investment with parties with different interests to the Company; conflicts of interest and related party transactions; cybersecurity risks; and risks related to the Company’s critical accounting policies and estimates. Refer to Part I - Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2026, for more information.

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,329	$24,047
Accounts receivable, net	4,191	2,801
Inventories, net	34,299	34,607
Prepaid expenses and other current assets	5,354	6,858
Total current assets	77,173	68,313
NON-CURRENT ASSETS:
Property, plant and equipment, net	137,177	143,321
Right-of-use assets - finance leases	55,091	57,667
Other intangible assets, net	90,543	92,205
Goodwill	30,910	30,910
Other non-current assets	36,779	27,801
Restricted cash - non-current	2,125	2,125
Total non-current assets	352,625	354,029
Total assets	$429,798	$422,342

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$22,569	$22,330
Accrued expenses and other current liabilities	25,905	25,531
Income tax payable	125	265
Debt, net - current portion	33,623	6,639
Finance lease obligations - current	10,941	11,125
Derivative liabilities - current	11	296
Total current liabilities	93,174	66,186
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $49,009 and $41,109 as of June 30, 2026 and December 31, 2025, respectively)	196,376	199,195
Finance lease obligations - non-current	52,959	53,547
Derivative liabilities - non-current	5,951	8,311
Unrecognized tax benefits (including interest and penalties of $45,233 and $38,342 as of June 30, 2026 and December 31, 2025, respectively)	193,946	177,242
Other liabilities - non-current	29,208	33,205
Total non-current liabilities	478,440	471,500
Total liabilities	571,614	537,686
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Common stock, no par value: authorized shares - unlimited; issued and outstanding shares - 199,698,263 and 199,696,597 Subordinate Voting Shares as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	512,572	511,868
Accumulated deficit	(654,388)	(627,212)
Total deficit	(141,816)	(115,344)
Total liabilities and equity (deficit)	$429,798	$422,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE, NET	$71,297	$65,046	$137,729	$128,892
COST OF GOODS SOLD	(39,767)	(36,122)	(76,322)	(74,193)
GROSS PROFIT	31,530	28,924	61,407	54,699

OPERATING EXPENSES
Selling, general and administrative	29,314	28,746	57,719	56,266
Impairment and other asset-related gains/losses, net	1,502	(3,424)	1,391	(3,298)
Total operating expenses	30,816	25,322	59,110	52,968

INCOME FROM OPERATIONS	714	3,602	2,297	1,731

OTHER INCOME (EXPENSE):
Interest expense, net	(9,886)	(10,219)	(20,274)	(20,219)
Fair value gain (loss) on derivatives	333	(187)	2,645	450
Other, net	534	4,401	(4,103)	7,598
Total other income (expense), net	(9,019)	(6,005)	(21,732)	(12,171)

LOSS BEFORE INCOME TAX	(8,305)	(2,403)	(19,435)	(10,440)
Income tax benefit (expense)	976	(9,928)	(7,741)	(18,906)
NET LOSS	$(7,329)	$(12,331)	$(27,176)	$(29,346)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.06)	$(0.14)	$(0.15)
Weighted average shares outstanding - basic and diluted	198,197,366	195,196,597	198,180,409	195,196,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share amounts)

	Six Months Ended June 30, 2026
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2026	199,696,597	$511,868	$(627,212)	$(115,344)	$—	$(115,344)
Share-based compensation (including related parties)	—	392	—	392	—	392
Net loss	—	—	(19,847)	(19,847)	—	(19,847)
Balances - March 31, 2026	199,696,597	$512,260	$(647,059)	$(134,799)	$—	$(134,799)
Share-based compensation (including related parties)	—	312	—	312	—	312
Shares issued upon exercise of stock options	1,666	—	—	—	—	—
Net loss	—	—	(7,329)	(7,329)	—	(7,329)
Balances - June 30, 2026	199,698,263	$512,572	$(654,388)	$(141,816)	$—	$(141,816)

	Six Months Ended June 30, 2025
		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Subordinate Voting Shares
Balances - January 1, 2025	196,696,597	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	300	300
Net loss	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	$509,456	$(575,636)	$(66,180)	$300	$(65,880)
Share-based compensation (including related parties)	—	374	—	374	—	374
Net loss	—	—	(12,331)	(12,331)	—	(12,331)
Balances - June 30, 2025	196,696,597	$509,830	$(587,967)	$(78,137)	$300	$(77,837)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,176)	$(29,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	17,178	16,002
Share-based compensation	704	67
Fair value changes in derivatives	(2,645)	(450)
Non-cash interest expense, including amortization of deferred financing costs	3,733	4,632
Deferred income taxes and uncertain tax positions	6,812	17,583
Loss on debt extinguishment/modification	5,016	—
Asset impairment	1,334	—
Loss (gain) on asset disposals	68	(3,009)
Other non-cash items, net(1)	3,450	(531)
Changes in operating assets and liabilities:
Accounts receivable	60	942
Inventory	(447)	2,086
Prepaid expenses and other current and non-current assets	838	384
Accounts payable, accrued expenses and other current liabilities	480	(2,766)
Net cash flows provided by operating activities	9,405	5,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(6,928)	(8,137)
Investments in intangible assets	(1,610)	(647)
Proceeds from sale of assets	561	3,950
Net cash flows used in investing activities	(7,977)	(4,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt, net	17,483	4,608
Proceeds from other financing activities	—	750
Debt principal paid	(7,298)	(297)
Payments of finance leases	(1,154)	(925)
Payments of loan financing costs	(605)	—
Payments of other financing activities	(1,016)	(1,011)
Net cash flows provided by financing activities	7,410	3,125
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,838	3,885
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	26,616	21,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$35,454	$25,231

(1) For the six months ended June 30, 2026, Other non-cash items, net includes $3,305 accrued interest settled by a third-party lender.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$12,277	$15,171
Cash paid for income taxes	$1,088	$1,403
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,825	$2,648
Right-of-use assets from finance lease liabilities	$307	$1,738
Issuance of promissory notes for acquisitions	$1,355	$5,909
Warrants issued for Second Lien Notes	$—	$1,769
Financed insurance premiums	$516	$—
Property, plant and equipment from finance lease liabilities	$215	$628
2026 Term Loan used to settle Second Lien Notes and 2024 Term Loan, and refinancing fees	$136,117	$—
Debt Original Issue Discount	$6,400	$512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated under British Columbia’s Business Corporations Act. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of June 30, 2026, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, New Jersey, Ohio, Pennsylvania and Virginia. The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America, and its registered address is Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8, Canada.
The Company is listed on the Canadian Securities Exchange (“CSE”) and trades its subordinate voting shares (“SVS”) under the ticker symbol “JUSH”. The Company’s SVS trade in the United States on the OTCQX® Best Market (“OTCQX”) under the symbol “JUSHF”.
Proposed Continuance from British Columbia to Nevada
On June 24, 2026, the Company held its annual general and special meeting of the shareholders during which the shareholders voted in favor of a proposed arrangement (the "Arrangement") which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States. The Arrangement, if effectuated, is not expected to cause any material change to the Company's business or operations.

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2026 (unaudited)	December 31, 2025
Cash and cash equivalents	$33,329	$24,047
Restricted cash included in Prepaid expenses and other current assets	—	444
Restricted cash - non-current	2,125	2,125
Cash, cash equivalents and restricted cash	$35,454	$26,616
Recent Accounting Pronouncements
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provide entities with a practical and expedient approach to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements and related disclosures.
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

3. INVENTORIES, NET
The components of inventories, net, are as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Raw materials	$10,522	$10,312
Work in process	6,249	6,855
Finished goods	17,528	17,440
Total inventories, net	$34,299	$34,607

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Prepaid expenses and deposits	$3,428	$3,676
Employee retention credit receivable	688	688
Assets held for sale	—	382
Other current assets	1,238	2,112
Total prepaid expenses and other current assets	$5,354	$6,858

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Buildings and building components	$90,179	$91,225
Land	11,698	12,956
Leasehold improvements	60,790	55,775
Machinery and equipment	25,612	24,946
Furniture, fixtures and office equipment	24,629	23,769
Construction-in-process	3,880	4,808
Total property, plant and equipment - gross	216,788	213,479
Less: Accumulated depreciation	(79,611)	(70,158)
Total property, plant and equipment - net	$137,177	$143,321
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Depreciation was $5,097 and $4,435 for the three months ended June 30, 2026 and 2025, respectively, and $9,107 and $8,937 for the six months ended June 30, 2026 and 2025, respectively. Interest expense capitalized to PPE totaled $153 and $43 for the three months ended June 30, 2026 and 2025, respectively, and $246 and $105 for the six months ended June 30, 2026 and 2025, respectively.

Long-lived Asset Impairment
During the three months ended June 30, 2026, the Company determined that indicators of impairment existed at certain dispensaries pending relocation. As a result, the Company recorded a non-cash impairment charge of $1,334 related to long-lived assets associated with these dispensaries, which is included in operating expenses in the condensed consolidated statements of operations. The impairment charge was determined based on estimated fair values using Level 3 inputs, including cash flows over the remaining asset lives.

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Operating lease assets	$21,087	$19,724
Net deferred tax assets	12,719	5,145
Deposits and escrows - properties	1,721	1,699
Indemnification assets	521	499
Deposits - equipment	336	386
Other	395	348
Total other non-current assets	$36,779	$27,801

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Accrued employee related expenses and liabilities	$6,099	$5,955
Operating lease obligations	6,214	6,035
Goods received not invoiced	2,048	2,961
Accrued interest	2,676	1,945
Accrued sales and excise taxes	1,915	1,749
Deferred revenue (loyalty program)	1,443	1,596
Accrued professional and management fees	594	564
Deferred income - employee retention credit	688	688
Accrued capital expenditures	847	210
Other accrued expenses and current liabilities	3,381	3,828
Total accrued expenses and other current liabilities	$25,905	$25,531

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	June 30, 2026 (unaudited)	December 31, 2025
Principal amounts:
2026 Term Loan	16%	March 2029	$160,000	$—
Second Lien Notes	n/a	n/a	—	86,194
2024 Term Loan	n/a	n/a	—	46,075
Acquisition-related promissory notes payable	8% - 12%	August 2026 - April 2027	27,576	28,337
Mortgage loans	6% - 10%	January 2027 - September 2030	32,222	32,470
Total debt subject to scheduled repayments			219,798	193,076
Promissory notes payable to Sammartino (1)	10%	September 2024 - September 2026	21,500	21,500
Total debt			241,298	214,576
Less: debt issuance costs and original issue discounts			(11,299)	(8,742)
Total debt, net			$229,999	$205,834
Debt, net - current portion			$33,623	$6,639
Debt, net - non-current portion			$196,376	$199,195
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
2026 Term Loan
On March 27, 2026, the Company refinanced both its senior secured term loan (“2024 Term Loan”) and its 12% second lien notes due 2026 (“Second Lien Notes”), which had outstanding principal balances of $46,075 and $86,194, respectively, as of December 31, 2025, and were scheduled to mature within twelve months of December 31, 2025. The refinancing of the 2024 Term Loan and Second Lien Notes was accounted for as a partial extinguishment resulting in a loss on debt extinguishment/modification of $5,016, which is included in other income (expense), net in the consolidated statements of operations. The refinancing was completed through the issuance of a $160,000 senior secured term loan (“2026 Term Loan”) to a syndicate of lenders, bearing interest at a rate of 12.5% per annum payable in cash monthly with maturity in March 2029, and an original issue discount of $6,400. The 2026 Term Loan lender used $136,117 to: (i) settle the outstanding principal, accrued but unpaid interest, exit fee and make-whole on the 2024 Term Loan; (ii) settle the outstanding principal and accrued but unpaid interest on the Second Lien Notes; and (iii) pay certain fees and expenses associated with the issuance of the 2026 Term Loan. Remaining excess proceeds of $17,483 were retained on the balance sheet for general corporate purposes.
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

Statewide
In February 2025, in connection with an Asset Purchase Agreement with Statewide Property Holdings Ohio, LLC (“Statewide”), the Company issued a promissory note in the principal amount of $2,161 with a stated interest rate of 9% per annum and maturity date in June 2026. The promissory note provided for full principal and interest payments on the maturity date. The promissory note, together with accrued but unpaid interest, was paid in full in June 2026.

RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”), the Company issued a promissory note in the principal amount of $4,063 with a stated interest rate of 9% per annum and which matures in August 2026.

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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of June 30, 2026 was 8.75%.
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
The interest rate as of June 30, 2026 was 7.50%.
Financial Covenants
2026 Term Loan
The 2026 Term Loan includes a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $15,000 at all times. As of June 30, 2026, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of June 30, 2026, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of June 30, 2026, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2027	2028	2029	2030	Total
2026 Term Loan	$—	$—	$—	$160,000	$—	$160,000
Acquisition-related promissory notes payable	4,062	23,514	—	—	—	27,576
Mortgage loans	257	9,308	383	418	21,856	32,222
Total debt subject to scheduled repayments	$4,319	$32,822	$383	$160,418	$21,856	$219,798
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
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense
Interest and accretion - Second Lien Notes	$—	$3,390	$3,382	$6,493
Interest and accretion - 2024 Term Loan	—	2,930	2,814	6,120
Interest and accretion - 2026 Term Loan	6,127	—	6,401	—
Interest and accretion - Finance lease liabilities	2,555	2,523	5,104	4,998
Interest and accretion - Promissory notes	942	921	1,873	1,735
Interest and accretion - Mortgage loans and other financing activities	624	605	1,243	1,207
Capitalized interest	(153)	(43)	(246)	(105)
Total interest expense	10,095	10,326	20,571	20,448
Interest income	(209)	(107)	(297)	(229)
Total interest expense, net	$9,886	$10,219	$20,274	$20,219

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the six months ended June 30, 2026.

Total Derivative Liabilities (1)
Balance as of January 1, 2026	$8,607
Fair value changes	(2,645)
Balance as of June 30, 2026	$5,962
(1)Refer to Note 10 - Equity for the change in number of warrants during the six months ended June 30, 2026.

The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase SVS of the Company and were issued in connection with the Company’s Second Lien Notes and the 2024 Term Loan. The Derivative Warrants may be net share settled.
As of June 30, 2026 and December 31, 2025 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and an expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and an expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model with stock price based on the OTCQX closing price of the Derivative Warrants as of June 30, 2026 and December 31, 2025.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	June 30, 2026 (unaudited)	December 31, 2025
Stock price per share	$0.49	$0.63
Risk-free annual interest rate	3.97% - 4.15%	3.48% - 3.60%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	119%	118%
Remaining life	0.4 - 3.1 years	0.9 - 3.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of June 30, 2026			As of December 31, 2025
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.49	$763	$(748)	$0.63	$1,075	$(1,057)
Volatility	119%	571	(631)	118%	713	(792)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of an unlimited number of SVS, Multiple Voting Shares, Super Voting Shares, and Preferred Shares. As of June 30, 2026, the Company had 199,698,263 SVS issued and outstanding and no Multiple Voting Shares, Super Voting Shares or Preferred Shares issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one SVS. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2026	57,994,087	21,400,000	79,394,087	$0.95
Granted	100,000	—	100,000	$0.48
Balance as of June 30, 2026	58,094,087	21,400,000	79,494,087	$0.95
Exercisable as of June 30, 2026	56,724,087	21,400,000	78,124,087	$0.96
The grant date fair value of the non-derivative warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of issuance:

Weighted average stock price	$0.49
Weighted average expected stock price volatility	106.4%
Expected annual dividend yield	0%
Weighted average expected life of warrants	5.0 years
Weighted average risk-free annual interest rate	4.2%
Weighted average grant date fair value	$0.39
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase SVS and restricted SVS of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of common stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 7,030,785 as of June 30, 2026.
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
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2026	26,597,918	$0.75
Granted	420,000	$0.48
Exercised	(1,666)	$0.30
Cancelled/forfeited/expired	(98,333)	$0.59
Issued and Outstanding as of June 30, 2026	26,917,919	$0.74
Exercisable as of June 30, 2026	20,050,888	$0.82
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Six Months Ended June 30,
	2026	2025
Weighted average stock price	$0.47	$0.29
Weighted average expected stock price volatility	104.3%	92.0%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.4 years	5.0 years
Weighted average risk-free annual interest rate	4.3%	4.0%
Weighted average grant date fair value	$0.38	$0.21
Restricted Shares

During the six months ended June 30, 2026, 3,000,000 restricted SVS vested and were released. There was no unvested restricted SVS as of June 30, 2026.

Share-based Compensation Cost
The components of share-based compensation expense, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options expense (forfeiture)	$255	$307	$520	$(74)
Restricted stock	—	—	68	—
Warrants	57	67	116	141
Total share-based compensation expense, net	$312	$374	$704	$67
As of June 30, 2026, the Company had $1,259 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 1.7 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. LOSS PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,329)	$(12,331)	$(27,176)	$(29,346)

Denominator:
Weighted-average shares of common stock - basic and diluted	198,197,366	195,196,597	198,180,409	195,196,597

Loss per common share:
Basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.15)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	26,734,036	24,545,305	26,653,407	25,108,643
Warrants (derivative liabilities and equity)	79,410,571	79,929,162	79,402,374	77,494,994
	106,144,607	104,474,467	106,055,781	102,603,637

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenue is comprised of cannabis sales from its dispensaries. The Company’s wholesale revenue is comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail	$61,867	$59,440	$119,741	$116,284
Wholesale	9,430	5,606	17,988	12,608
Total revenue, net	$71,297	$65,046	$137,729	$128,892

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries, wages and employee related expenses	$14,890	$14,591	$29,610	$28,740
Depreciation and amortization expenses	4,726	4,593	8,424	9,190
Rent and related expenses	2,946	3,034	6,168	6,231
Professional fees and legal expenses	1,880	1,855	4,218	3,780
Long-lived asset impairment	1,334	—	1,334	—
Software and technology expenses	1,141	1,102	2,384	2,175
Share-based compensation expense	312	374	704	67
Loss (gain) on asset disposals and lease terminations	168	(3,424)	57	(3,298)
Other expenses (1)	3,419	3,197	6,211	6,083
Total operating expenses	$30,816	$25,322	$59,110	$52,968
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income tax	$(8,305)	$(2,403)	$(19,435)	$(10,440)
Income tax benefit (expense)	$976	$(9,928)	$(7,741)	$(18,906)
Effective income tax rate	11.8%	(413.2)%	(39.8)%	(181.1)%

The Company computed its provision for income taxes for the three and six months ended June 30, 2026 using the actual effective tax rate for each respective interim period, taking into consideration the impact of the U.S. Department of Justice’s regulatory action, effective April 28, 2026, reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substances Act (the “Rescheduling Rule”). The Company computed its provision for income taxes for the three and six months ended June 30, 2025 using the actual effective tax rate for each respective interim period. Therefore, the Company’s effective income tax rates for the three and six months ended June 30, 2026 and 2025 are not indicative of the effective income tax rate for each respective fiscal year of 2026 and 2025. The Company’s effective income tax rate differs significantly from the applicable statutory income tax rates due in part to (i) uncertain tax position liabilities associated with tax positions under Internal Revenue Code Section 280E (“280E”) relating to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and prior taxable years, (ii) interest and penalties associated with uncertain tax positions, and (iii) state income taxes. These items were partially offset during the three and six months ended June 30, 2026 by a net discrete income tax benefit of approximately $6,397 resulting from the reassessment of unrecognized tax benefits associated with certain deferred tax balances following the federal rescheduling of qualifying medical cannabis activities, as described below.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Internal Revenue Service (“IRS”) has historically taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. The Rescheduling Rule states that qualifying medical cannabis activities conducted by state-licensed entities will no longer be subject to the deduction disallowance imposed by 280E. The Rescheduling Rule also established an expedited process for state-licensed medical cannabis entities, including medical marijuana dispensaries, to register with the U.S. Drug Enforcement Administration (“DEA”), enabling qualifying registrants to engage in the manufacture, distribution and/or dispensing of cannabis for medical purposes under federal law. The Company has submitted DEA registration applications for its medical and dual-use operations, and all such applications remain pending as of the date of this Quarterly Report on Form 10-Q (this “report”). The Rescheduling Rule further provides that the U.S. Department of Treasury and the IRS will be issuing formal guidance addressing the federal income tax implications of the Rescheduling Rule, including transition and allocation matters. As of the date of this report, the U.S Department of Treasury and IRS have not issued any formal guidance. Consequently, in preparing its income tax provision for the three and six months ended June 30, 2026, the Company applied its interpretation of the effects of the Rescheduling Rule beginning on its April 28, 2026 effective date. The Company will reassess its conclusions and methodology upon the issuance of formal guidance or other relevant legal or regulatory developments.
Based on the Rescheduling Rule and the facts and circumstances existing as of June 30, 2026, management concluded that, beginning April 28, 2026, 280E does not limit deductions and credits attributable to the Company's qualifying state-licensed medical cannabis activities and that the related tax benefits meet the more-likely-than-not recognition threshold under ASC 740, Income Taxes. Accordingly, the Company did not record an uncertain tax position for deductions and credits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026. The Company continued to record uncertain tax positions for deductions attributable to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and tax positions relating to prior taxable years.
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 through 2026, the Company has taken the position that its deductions of ordinary and necessary business expenses are not limited by 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position except for the tax benefits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026 that were recognized based on the Rescheduling Rule. As of June 30, 2026 and December 31, 2025, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statement of operations.
During the three months ended June 30, 2026, the Company reassessed the unrecognized tax benefits associated with deferred tax balances existing as of January 1, 2026. The Company concluded that certain unrecognized tax benefits attributable to qualifying state-licensed medical cannabis activities should be reduced because the underlying temporary differences are expected to reverse on or after April 28, 2026, when 280E is no longer expected to limit the related deductions and credits. As a result of this reassessment, the Company recognized a net discrete income tax benefit of $6,397 during the three months ended June 30, 2026. The reassessment did not reflect retroactive application of the Rescheduling Rule to qualifying state-licensed medical cannabis activities occurring before April 28, 2026.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has a liability for unrecognized tax benefits of $193,946 and $177,242 as of June 30, 2026 and December 31, 2025, respectively, inclusive of interest and penalties of $45,233 and $38,342, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three months ended June 30, 2026 and 2025 was $3,708 and $2,987, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the six months ended June 30, 2026 and 2025 was $6,891 and $6,036, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2026	2025	2026	2025	June 30, 2026 (unaudited)	December 31, 2025
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
Second Lien Notes - interest expense and principal amount (1)	$—	$(780)	$(747)	$(1,447)	$—	$(25,909)
2024 Term Loan - interest expense and principal amount (1)	$—	$(489)	$(421)	$(972)	$—	$(15,200)
2026 Term Loan - interest expense and principal amount (2)	$(1,527)	$—	$(1,611)	$—	$(49,009)	$—
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

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is generally classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. Effective April 28, 2026, Food and Drug Administration (“FDA”) approved drug products containing cannabis, as well as cannabis produced, distributed and dispensed under qualifying state medical marijuana licenses, are classified as a Schedule III controlled substance; however, there is uncertainty governing the application of this newly bifurcated treatment at the federal level. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of June 30, 2026, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since the federal law status of the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.
Refer to Note 14 - Income Taxes for certain tax-related contingencies.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of June 30, 2026 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	June 30, 2026 (unaudited)	December 31, 2025
Financial liabilities: (1)
Derivative liabilities (2)	$5,962	$8,607
Total financial liabilities	$5,962	$8,607
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, and there were no transfers between hierarchy levels during the six months ended June 30, 2026 or year ended December 31, 2025.
(2)Refer to Note 9 - Derivative Liabilities.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, and certain other assets and liabilities held at amortized cost, approximate their fair values due to the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt (which consists of term loans, mortgage loans and promissory notes) approximate their fair values as the effective interest rates are consistent with market rates. Refer to Note 8 - Debt for more information.

18. SEGMENT INFORMATION
The Company operates a vertically integrated cannabis business in one reportable segment for the cultivation, processing, distribution and sale of cannabis in the U.S. All of the Company’s revenues were generated within the U.S., and substantially all long-lived assets are located within the U.S. The accounting policies for the Company’s reportable segment are the same as those described in Note 2 in the audited consolidated financial statements for the year ended December 31, 2025, which is included in the 2025 Form 10-K. The chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance and decides how to allocate resources based on operating results that are reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to Note 13 - Operating Expenses for significant expenses for the reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and six months ended June 30, 2026 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refer to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2026 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”) and also filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on March 31, 2026. All amounts are expressed in U.S. dollars unless otherwise noted.
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
The cannabis industry is subject to significant competition and pricing pressures, which are often market specific and can be caused by an oversupply of cannabis in the market, and may be transitory from period to period. We may experience significant competitive pricing pressures as well as competitive products and service providers in the markets in which we operate. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure due to competition, increased cannabis supply or shifts in customer preferences could adversely impact our customer base or pricing structure, resulting in a material impact on our results of operations, or asset impairments in future periods.

Recent Developments
Proposed Continuance from British Columbia to Nevada
On June 24, 2026, we held our annual general and special meeting of the shareholders during which the shareholders voted in favor of a proposed arrangement (the "Arrangement") which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States. The Arrangement, if effectuated, is not expected to cause any material change to our business or operations.

Virginia Adult Use
In June 2026, Virginia enacted budget legislation establishing a regulated adult-use cannabis market after prior standalone legislation was vetoed in May 2026. Under the enacted framework, licensed adult-use retail sales are scheduled to begin on July 1, 2027.
The transition to adult use is expected to expand our customer base and result in increased demand for our products. While we believe the introduction of adult-use sales presents a potential opportunity for revenue growth, the extent and timing of any such impact remain uncertain and will depend on factors including consumer demand, competitive dynamics and pricing pressure.

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		2026 vs. 2025	2026		2025		2026 vs. 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	Amount	% of Revenue	Amount	% of Revenue	$ Change
REVENUE, NET	$71,297	100%	$65,046	100%	$6,251	$137,729	100%	$128,892	100%	$8,837
COST OF GOODS SOLD	(39,767)	(56)%	(36,122)	(56)%	(3,645)	(76,322)	(55)%	(74,193)	(58)%	(2,129)
GROSS PROFIT	31,530	44%	28,924	44%	2,606	61,407	45%	54,699	42%	6,708

OPERATING EXPENSES
Selling, general and administrative	29,314	41%	28,746	44%	568	57,719	42%	56,266	44%	1,453
Impairment and other asset-related (gains)/losses, net	1,502	2%	(3,424)	(5)%	4,926	1,391	1%	(3,298)	(3)%	4,689
Total operating expenses	30,816	43%	25,322	39%	5,494	59,110	43%	52,968	41%	6,142

INCOME FROM OPERATIONS	714	1%	3,602	6%	(2,888)	2,297	2%	1,731	1%	566

OTHER INCOME (EXPENSE):
Interest expense, net	(9,886)	(14)%	(10,219)	(16)%	333	(20,274)	(15)%	(20,219)	(16)%	(55)
Fair value gain (loss) on derivatives	333	—%	(187)	—%	520	2,645	2%	450	—%	2,195
Other, net	534	1%	4,401	7%	(3,867)	(4,103)	(3)%	7,598	6%	(11,701)
Total other income (expense), net	(9,019)	(13)%	(6,005)	(9)%	(3,014)	(21,732)	(16)%	(12,171)	(9)%	(9,561)

LOSS BEFORE INCOME TAX	(8,305)	(12)%	(2,403)	(4)%	(5,902)	(19,435)	(14)%	(10,440)	(8)%	(8,995)
Income tax benefit (expense)	976	1%	(9,928)	(15)%	10,904	(7,741)	(6)%	(18,906)	(15)%	11,165
NET LOSS	$(7,329)	(10)%	$(12,331)	(19)%	$5,002	$(27,176)	(20)%	$(29,346)	(23)%	$2,170

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)		$(0.06)		$0.02	$(0.14)		$(0.15)		$0.01
Weighted average shares outstanding - basic and diluted	198,197,366		195,196,597		3,000,769	198,180,409		195,196,597		2,983,812

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Retail	$61,867	$59,440	$2,427	4%
Wholesale	9,430	5,606	3,824	68%
Total revenue, net	$71,297	$65,046	$6,251	10%
Total revenue, net, was $71,297 compared to $65,046, an increase of $6,251 or 10%.

Retail revenue increased by $2,427. While the overall units sold in our retail channel increased by approximately 11%, the average price per unit declined. In addition to the opening of the new store in New Jersey, the increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $4,632 due to the opening of three new dispensaries since the end of the first quarter of 2025; and
•An increase in sales in Virginia of $563, driven primarily by an increase in units sold of approximately 10%. All dispensary locations in Virginia reported revenue growth.
These increases in retail revenue were partially offset by:
•A decline in sales in Illinois of $1,050 - the number of units sold remained relatively flat, but the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Pennsylvania of $879 - the number of units sold remained relatively flat, but the average price per unit declined due to increased competition and price compression;
•A decline in sales in Massachusetts of $862 - while the number of units sold increased by approximately 3%, the average price per unit declined due to continued competition; and
•A decline in sales in Nevada of $243 - while the number of units sold remained relatively flat, the average price per unit declined as a result of price compression.
Jushi-branded product sales as a percentage of retail revenue were 57% across the Company’s five vertical markets, compared to 56% in the prior year. We ended the quarter with forty-two dispensaries in eight states, as compared to forty in seven states on June 30, 2025.
Wholesale revenue increased by $3,824, with increases across all states except Nevada, which remained relatively flat. The increase was primarily attributable to improved product quality and higher production volumes at the grower-processor facilities. In Massachusetts and Pennsylvania, wholesale revenue increased by $1,647 and $782, respectively, primarily due to expanded wholesale distribution, including placement in new dispensaries, and higher production volumes that supported greater product availability. Additionally, wholesale revenue increased by $1,087 in Virginia due to higher demand from our wholesale partners, while increased production capacity in Ohio contributed to higher wholesale revenue of $306.

Gross Profit
Gross profit was $31,530 compared to $28,924, an increase of $2,606, or 9%. Gross profit margin was 44% for both the current quarter and the prior-year quarter. Higher production volumes and realization of operational efficiencies have driven down costs on our Jushi branded products, improving margins at both our retail dispensaries and wholesale business. The benefit of lower costs was partially offset by continued pricing pressure and increased promotional activity across our retail footprint. Higher gross profit also reflected the benefit of new dispensary openings since the end of the first quarter of 2025 in Ohio.
Operating Expenses
Operating expenses were $30,816 compared to $25,322, an increase of $5,494 or 22%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Salaries, wages and employee related expenses	$14,890	$14,591	$299	2%
Depreciation and amortization expenses	4,726	4,593	133	3%
Rent and related expenses	2,946	3,034	(88)	(3)%
Professional fees and legal expenses	1,880	1,855	25	1%
Long-lived asset impairment	1,334	—	1,334	—%
Software and technology expenses	1,141	1,102	39	4%
Share-based compensation expense	312	374	(62)	(17)%
Loss (gain) on asset disposals and lease terminations	168	(3,424)	3,592	(105)%
Other expenses (1)	3,419	3,197	222	7%
Total operating expenses	$30,816	$25,322	$5,494	22%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

Operating expenses increased primarily due to a benefit in the prior-year quarter related to a gain on asset sale and lease termination, as well as impairment charges recognized during the current quarter relating to certain dispensaries pending relocation.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $9,886 compared to $10,219, a decrease of $333, or 3%.
Fair Value gain on Derivatives
Fair value gain on derivatives was $333 compared to a loss of $187. Fair value gain (loss) on derivatives includes the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.

Other, Net
Other, net was income of $534, compared to income of $4,401, a decrease of $3,867. The prior-year quarter is primarily comprised of $3,981 in employee retention credit claims, including interest, received from the IRS, and $914 gain on the sale of a non-core asset.
Income Tax Benefit/Expense
Total income tax was a benefit of $976 compared to an expense of $9,928, a change of $10,904 or 110% reflecting the federal rescheduling of state-licensed medical cannabis from Schedule I to Schedule III, which became effective on April 28, 2026, and the resulting elimination of Internal Revenue Code Section 280E (“280E”) for qualifying state-licensed medical cannabis activities. The federal rescheduling framework established an expedited U.S. Drug Enforcement Administration (“DEA”) registration process for state-licensed medical cannabis operators. The Company has submitted applications for its medical and dual-use operations, and all applications remain pending. In addition, the Company recognized a discrete income tax benefit of approximately $6,397 related to the reassessment of certain deferred tax balances. The benefit primarily resulted from the reduction of previously recorded tax reserves associated with temporary differences for which the related tax deductions are expected to be recognized after April 28, 2026, when 280E no longer limits the related deductions for qualifying state-licensed medical cannabis activities.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Retail	$119,741	$116,284	$3,457	3%
Wholesale	17,988	12,608	5,380	43%
Total revenue, net	$137,729	$128,892	$8,837	7%
Revenue, net, was $137,729 compared to $128,892, an increase of $8,837, or 7%.
Retail revenue increased by $3,457. While the overall units sold in our retail channel increased by approximately 9%, average price per unit declined. In addition to the opening of the new store in New Jersey, the increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $9,064 due to the opening of four new dispensaries since the end of the fourth quarter of 2024; and
•An increase in sales in Virginia of $1,253 - while the number of units sold increased by approximately 9%, the average price per unit declined. All dispensary locations in Virginia reported revenue growth.
These increases were partially offset by:
•A decline in sales in Illinois of $2,553 - while the number of units sold remained relatively flat, the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Massachusetts of $1,766 - the number of units sold decreased by approximately 3%, and the average price per unit declined due to continued competition and price compression;
•A decline in sales in Nevada of $686 - while the number of units sold remained relatively flat, the average price per unit declined as we increased our use of promotions due to continued competition; and

•A decline in sales in Pennsylvania of $2,324 - the number of units sold decreased by approximately 2%, and the average price per unit declined due to increased competition and price compression.
Wholesale revenue increased by $5,380, primarily attributable to an increase of $2,890 in Massachusetts driven by increased bulk sales, expanded wholesale distribution, including placement in new dispensaries, and higher production volumes that supported greater product availability. Wholesale revenue increased by $935 in Pennsylvania, reflecting improved product quality and greater product availability. Wholesale revenue also increased by $890 in Virginia due to higher demand from our wholesale partners. Increased production capacity in Ohio contributed to higher wholesale revenue of $751.
Gross Profit
Gross profit was $61,407 compared to $54,699, an increase of $6,708, or 12%. Gross profit margin increased to 45%, compared to 42%. Higher production volumes have driven down costs on our Jushi branded products, improving margins at both our retail dispensaries and wholesale business. The benefit of lower costs was partially offset by continued competitive pricing pressure, which required higher discounting in our retail channel. Higher gross profit also reflected the benefit of new dispensary openings since the end of the fourth quarter of 2024 in Ohio.
Operating Expenses
Operating expenses were $59,110 compared to $52,968, an increase of $6,142, or 12%. The following table presents information on our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Salaries, wages and employee related expenses	$29,610	$28,740	$870	3%
Depreciation and amortization expenses	8,424	9,190	(766)	(8)%
Rent and related expenses	6,168	6,231	(63)	(1)%
Professional fees and legal expenses	4,218	3,780	438	12%
Long-lived asset impairment	1,334	—	1,334	—%
Software and technology expenses	2,384	2,175	209	10%
Share-based compensation expense	704	67	637	951%
Loss (gain) on asset disposals and lease terminations	57	(3,298)	3,355	(102)%
Other expenses (1)	6,211	6,083	128	2%
Total operating expenses	$59,110	$52,968	$6,142	12%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.
Operating expenses increased primarily due to a benefit in the prior year related to a gain on asset sale and lease termination, higher employee costs resulting from expanded operations, including new store openings, higher share-based compensation expense as the prior year reflected higher forfeitures, and impairment charges recognized during the current year relating to certain dispensaries pending relocation. These increases were partially offset by a reclassification of certain depreciation expense to cost of goods sold.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $20,274 compared to $20,219, an increase of $55, or 0%.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $2,645 compared to a gain of $450. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was an expense of $4,103, compared to income of $7,598, a change of $11,701. The current year is primarily comprised of $5,016 in loss on debt extinguishment/modification. The prior year is primarily comprised of $6,831 in employee retention credit claims, including interest, received from the IRS, $914 gain on sale of a non-core asset, partially offset by $886 foreign exchange translation loss in relation to certain 12% second lien notes due 2026 (the “Second Lien Notes”) denominated in Canadian dollars.
Income Tax Expense
Total income tax expense was $7,741 compared to $18,906 in the prior year, a decrease of $11,165 or 59%, reflecting the federal rescheduling of state-licensed medical cannabis from Schedule I to Schedule III, which became effective on April 28, 2026, and the resulting elimination of 280E for qualifying state-licensed medical cannabis activities. The federal rescheduling framework established an expedited DEA registration process for state-licensed medical cannabis operators. The Company has submitted applications for its medical and dual-use operations, and all applications remain pending. In addition, the Company recognized a discrete income tax benefit of approximately $6,397 related to the reassessment of certain deferred tax balances. The benefit primarily resulted from the reduction of previously recorded tax reserves associated with temporary differences for which the related tax deductions are expected to be recognized after April 28, 2026, when 280E no longer limits the related deductions for qualifying state-licensed medical cannabis activities.
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
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) non-cash share-based compensation expense; (ii) inventory-related adjustments; (iii) fair value changes in derivatives; (iv) other (income)/expense items; (v) transaction costs; (vi) asset impairment; and (vii) gain/loss on debt extinguishment. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.
Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended June 30, 2026 and 2025, was $13,343 and $13,714, respectively, a decrease of $371 or 3%. Adjusted EBITDA for the six months ended June 30, 2026 and 2025, was $24,737 and $23,542, respectively, an increase of $1,195 or 5%.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET LOSS	$(7,329)	$(12,331)	$(27,176)	$(29,346)
Income tax (benefit) expense	(976)	9,928	7,741	18,906
Interest expense, net	9,886	10,219	20,274	20,219
Depreciation and amortization (1)	9,232	7,967	17,178	16,002
EBITDA (Non-GAAP)	10,813	15,783	18,017	25,781
Non-cash share-based compensation	312	374	704	67
Fair value changes in derivatives	(333)	187	(2,645)	(450)
Long-lived asset impairment	1,334	—	1,334	—
Loss on debt extinguishment/modification	39	—	5,016	—
Other (income) expense, net (2)	1,178	(2,630)	2,311	(1,856)
Adjusted EBITDA (Non-GAAP)	$13,343	$13,714	$24,737	$23,542

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $35,454 as of June 30, 2026.
The major components of our statements of cash flows for the six months ended June 30, 2026 and 2025, are as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash flows provided by operating activities	$9,405	$5,594	$3,811	68%
Net cash flows used in investing activities	(7,977)	(4,834)	(3,143)	65%
Net cash flows provided by financing activities	7,410	3,125	4,285	137%
Net change in cash, cash equivalents and restricted cash	$8,838	$3,885	$4,953	127%
Operating activities
Cash provided by operations was $9,405, as compared to $5,594. The increase is primarily attributable to an improvement in our operating results, as discussed above.
Investing activities
Net cash used in investing activities was $7,977 compared to $4,834. The current year includes $6,928 for the purchase of property, plant and equipment for use in our operations, and $1,610 relating to intangible assets acquired, which were partially offset by $561 proceeds from sale of non-core assets. The prior year includes $8,137 for the purchase of property, plant and equipment for use in our operations and $647 of intangible assets acquired, which were partially offset by $3,950 proceeds from sale of non-core assets.
Financing activities
Net cash provided by financing activities was $7,410 compared to $3,125.
The current year net cash flows provided by financing activities reflect borrowings under the 2026 Term Loan of $160,000, which included $17,483 of cash proceeds received by the Company, $6,400 of non-cash original issue discount, and $136,117 that was used by the lender to settle the Second Lien Notes and 2024 Term Loan and to pay certain related refinancing fees. These inflows were partially offset by $7,298 of debt principal payments, $605 of loan financing costs, $1,154 of finance lease obligations, and $1,016 of other financing activities.
The prior year net cash flows provided by financing activities includes $4,608 of net proceeds from debt and $750 of proceeds from other financing activities, which were partially offset by payments of $925 of finance lease obligations, $1,011 of other financing activities, and $297 of debt principal payments.

Liquidity
We believe that our existing cash and cash equivalents, together with cash from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. During the six months ended June 30, 2026, we enhanced liquidity by refinancing our 2024 Term Loan and our Second Lien Notes through the issuance of a $160,000 2026 Term Loan to a syndicate of lenders. The 2026 Term Loan was issued at a 4% original issue discount, bears interest at a rate of 12.5% per annum payable in cash monthly, and matures in March 2029. This transaction resulted in excess proceeds of $17,483, which were retained on the balance sheet for general corporate purposes. The 2026 Term Loan includes a financial covenant that requires us to maintain a minimum unrestricted cash balance of $15,000 at all times. As of June 30, 2026, we were in compliance with this financial covenant. Refer to Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. We may choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2026, we do not have any off‐balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
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
On June 24, 2026, we received shareholder approval of a proposed arrangement which involves, among other things, the continuance of the Company out from the province of British Columbia, Canada and the concurrent domestication of the Company in the State of Nevada in the United States (the "Continuance"). We believe the Continuance will enhance shareholder value by better aligning our corporate structure with our operations and allowing us to operate more efficiently. However, there can be no assurance that the Continuance will be completed. Among other reasons, the Board may decide not to proceed with the Continuance.
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
In the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized adult-use cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act (“CSA”). Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the U.S., and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis,” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. On August 29, 2023, the Department of Health and Human Services (“HHS”) delivered a recommendation to move cannabis from Schedule I to Schedule III to the U.S. Drug Enforcement Administration (“DEA”).

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
On August 29, 2024, the DEA announced in the Federal Register that it would hold a hearing on December 2, 2024, to address procedural and scheduling matters. Merits-based hearings were expected to begin on January 1, 2025, with testimony from government witnesses, but those hearings were stayed indefinitely. On April 28, 2026, the DEA published a withdrawal of the prior notice of hearing and terminated the pending hearing proceedings, stating that it would initiate new hearing proceedings as the most expeditious manner of completing the rulemaking process in accordance with federal law.
On December 18, 2025, President Trump signed an executive order directing U.S. Attorney General Pam Bondi to complete the rescheduling process in an “expeditious manner.”
On April 23, 2026, the Department of Justice announced that it placed U.S. Food and Drug Administration (“FDA”) approved cannabis products and products containing medical cannabis subject to a qualifying state-issued license in Schedule III and announced that the DEA would initiate a new administrative hearing process to consider the broader rescheduling of marijuana beyond FDA-approved cannabis products and state-licensed medical cannabis products from Schedule I to Schedule III. The DEA commenced formal hearing proceedings on June 29, 2026, which concluded on July 15, 2026.
On April 28, 2026, the DEA issued rules in the Federal Register rescheduling FDA-approved cannabis products and products containing medical cannabis from a state-licensed medical cannabis license from Schedule I to Schedule III of the CSA (“Rescheduling Rule”). The Rescheduling Rule also created an expedited process for state medical cannabis licensees, including medical marijuana dispensaries, to register with the DEA, enabling qualifying entities holding state medical cannabis licenses to engage in the manufacture, distribution, and/or dispensing of cannabis for medical purposes under federal law. The Rescheduling did not appear to address or amend the legality of adult-use cannabis, which remains subject to separate consideration through the pending administrative hearing process. On May 4, 2026, SAM, Inc. (d/b/a Smart Approaches to Marijuana) and National Drug and Alcohol Screening Association, Inc. filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit challenging the Rescheduling Rule. If the petitioners are successful, the Rescheduling Rule could be subject to being set aside.
While further federal action could result in the decriminalization of cannabis for medical and adult use by descheduling or rescheduling non-medical marijuana, there are no assurances if or when there could be any further change in the regulation of marijuana under the CSA, including as a result of the pending DEA administrative hearing process or related litigation. Additionally, it is not yet clear how the mechanics of the partial rescheduling of cannabis will impact business operations, tax treatment, banking access, federal registration obligations, or other regulatory requirements applicable to cannabis businesses. Although we believe that our business activities are compliant with applicable state and local laws in the U.S., compliance with state and local cannabis laws would not necessarily provide a defense to any federal proceeding that may be brought against us, even if the Company registers medical cannabis operations with the DEA. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens. We may also be subject to criminal charges under the CSA, and if convicted could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., our financial position, operating results, profitability, liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement, or trial of any such proceedings or charges, and such time or resources could be substantial.
As a cannabis business, we may be subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.
Under Internal Revenue Code Section 280E (“280E”) “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the CSA) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the U.S. Internal Revenue Service (the “IRS”) to cannabis operations, and the IRS has taken the position that 280E prohibits companies engaged in such operations from deducting expenses directly associated with the sale of cannabis. As a result of 280E, an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses. Consequently, 280E and related IRS enforcement activity may have a significant impact on the operations of cannabis companies, including our Company. The Rescheduling Rule removes the disallowance of deductions and credits attributable to state-licensed medical cannabis activities from the application of 280E on a prospective basis, starting on or after the effective date of April 28, 2026, for companies that register with the DEA, and therefore may provide tax relief to the Company with respect to its state-licensed medical cannabis operations to the extent 280E applies to the Company’s operations. The Rescheduling Rule also encouraged the IRS to make tax relief from 280E retroactive, but there is no guarantee the IRS will follow such guidance. The difference in tax treatment between our medical and non-medical cannabis products and operations may increase our accounting and compliance costs.
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
Risks Related to Our Business and Industry
The Company may not fully realize the anticipated benefits of Virginia's transition to an adult-use cannabis market.
Virginia will commence regulated adult-use cannabis sales on July 1, 2027. Although management believes the transition to an adult-use market presents a significant growth opportunity, the Company’s ability to fully realize the anticipated benefits of that opportunity will depend on the successful execution of numerous operational, financial, and strategic initiatives. These initiatives include increasing production capacity, maintaining adequate inventory and staffing levels, allocating capital efficiently, and effectively managing anticipated increases in demand and competition.
There can be no assurance that consumer demand, market growth, pricing, or market share will develop as management anticipates. In addition, increased competition, operational challenges, supply constraints, execution delays, or higher-than-expected costs could limit the Company’s ability to achieve the expected benefits of the adult-use market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider trading arrangements
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

JUSHI HOLDINGS INC.

Date: July 28, 2026	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)