Form 10-Q
period 2026-09-30
Jushi Holdings Inc.
filed 2026-10-28
CIK 1909747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-56468

JUSHI HOLDINGS INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________

Nevada		98-1547061
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

301 Yamato Road, Suite 3250 Boca Raton, FL (Address of principal executive offices)	(561) 617-9100 (Registrant’s telephone number, including area code)	33431 (Zip Code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of October 22, 2026, the registrant had 199,708,263 shares of Common Stock outstanding.

JUSHI HOLDINGS INC.

For the quarterly period ended September 30, 2026

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

PART I - FINANCIAL INFORMATION
1Item 1. Financial Statements
JUSHI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,735	$24,047
Accounts receivable, net	4,464	2,801
Inventories, net	35,136	34,607
Prepaid expenses and other current assets	5,797	6,858
Total current assets	74,132	68,313
NON-CURRENT ASSETS:
Property, plant and equipment, net	136,151	143,321
Right-of-use assets - finance leases	54,695	57,667
Other intangible assets, net	88,231	92,205
Goodwill	30,910	30,910
Other non-current assets	38,692	27,801
Restricted cash - non-current	2,125	2,125
Total non-current assets	350,804	354,029
Total assets	$424,936	$422,342

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,902	$22,330
Accrued expenses and other current liabilities	25,574	25,531
Income tax payable	627	265
Debt, net - current portion	32,373	6,639
Finance lease obligations - current	11,117	11,125
Derivative liabilities - current	—	296
Total current liabilities	93,593	66,186
NON-CURRENT LIABILITIES:
Debt, net - non-current (including related party principal amounts of $49,009 and $41,109 as of September 30, 2026 and December 31, 2025, respectively)	194,466	199,195
Finance lease obligations - non-current	53,212	53,547
Derivative liabilities - non-current	5,721	8,311
Unrecognized tax benefits (including interest and penalties of $48,698 and $38,342 as of September 30, 2026 and December 31, 2025, respectively)	201,360	177,242
Other liabilities - non-current	30,627	33,205
Total non-current liabilities	485,386	471,500
Total liabilities	578,979	537,686
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (DEFICIT):
Subordinate Voting Shares (as converted); no par value; unlimited authorized. 199,696,597 shares issued and outstanding as of December 31, 2025	—	—
Common Stock: $0.001 par value, 2,000,000,000 authorized. 199,708,263 issued and outstanding as of September 30, 2026	200	—
Preferred Stock: $0.001 par value, 1,000,000,000 authorized. No Preferred Stock issued or outstanding as of September 30, 2026	—	—
Paid-in capital	512,664	511,868
Accumulated deficit	(666,907)	(627,212)
Total deficit	(154,043)	(115,344)
Total liabilities and equity (deficit)	$424,936	$422,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE, NET	$70,475	$65,679	$208,204	$194,571
COST OF GOODS SOLD	(38,141)	(35,015)	(114,463)	(109,208)
GROSS PROFIT	32,334	30,664	93,741	85,363

OPERATING EXPENSES
Selling, general and administrative	28,745	28,020	86,464	84,286
Impairment and other asset-related gains/losses, net	81	306	1,472	(2,992)
Total operating expenses	28,826	28,326	87,936	81,294

INCOME FROM OPERATIONS	3,508	2,338	5,805	4,069

OTHER INCOME (EXPENSE):
Interest expense, net	(10,232)	(10,267)	(30,506)	(30,486)
Fair value gain (loss) on derivatives	241	(6,325)	2,886	(5,875)
Other, net	741	(606)	(3,362)	6,992
Total other income (expense), net	(9,250)	(17,198)	(30,982)	(29,369)

LOSS BEFORE INCOME TAX	(5,742)	(14,860)	(25,177)	(25,300)
Income tax expense	(6,777)	(8,829)	(14,518)	(27,735)
NET LOSS	$(12,519)	$(23,689)	$(39,695)	$(53,035)

LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.12)	$(0.20)	$(0.27)
Weighted average shares outstanding - basic and diluted	198,199,024	195,196,597	198,186,682	195,196,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share amounts)

	Nine Months Ended September 30, 2026
	Subordinate Voting Shares (as converted)	Common Stock		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount
Balances - January 1, 2026	199,696,597	—	$—	$511,868	$(627,212)	$(115,344)	$—	$(115,344)
Share-based compensation (including related parties)	—	—	—	392	—	392	—	392
Net loss	—	—	—	—	(19,847)	(19,847)	—	(19,847)
Balances - March 31, 2026	199,696,597	—	$—	$512,260	$(647,059)	$(134,799)	$—	$(134,799)
Share-based compensation (including related parties)	—	—	—	312	—	312	—	312
Shares issued upon exercise of stock options	1,666	—	—	—	—	—	—	—
Net loss	—	—	—	—	(7,329)	(7,329)	—	(7,329)
Balances - June 30, 2026	199,698,263	—	$—	$512,572	$(654,388)	$(141,816)	$—	$(141,816)
Subordinate Voting Shares (as converted) exchanged for Common Stock	(199,698,263)	199,698,263	200	(200)	—	—	—	—
Share-based compensation (including related parties)	—	—	—	287	—	287	—	287
Shares issued upon exercise of stock options	—	10,000	—	5	—	5	—	5
Net loss	—	—	—	—	(12,519)	(12,519)	—	(12,519)
Balances - September 30, 2026	—	199,708,263	$200	$512,664	$(666,907)	$(154,043)	$—	$(154,043)

	Nine Months Ended September 30, 2025
	Subordinate Voting Shares (as converted)	Common Stock		Paid-In Capital	Accumulated Deficit	Total Jushi Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount
Balances - January 1, 2025	196,696,597	—	$—	$508,386	$(558,621)	$(50,235)	$—	$(50,235)
Share-based compensation (including related parties)	—	—	—	(307)	—	(307)	—	(307)
Reclassification of warrants	—	—	—	1,377	—	1,377	—	1,377
Recognition of non-controlling interest in acquisition	—	—	—	—	—	—	300	300
Net loss	—	—	—	—	(17,015)	(17,015)	—	(17,015)
Balances - March 31, 2025	196,696,597	—	$—	$509,456	$(575,636)	$(66,180)	$300	$(65,880)
Share-based compensation (including related parties)	—	—	—	374	—	374	—	374
Net loss	—	—	—	—	(12,331)	(12,331)	—	(12,331)
Balances - June 30, 2025	196,696,597	—	$—	$509,830	$(587,967)	$(78,137)	$300	$(77,837)
Share-based compensation (including related parties)	—	—	—	357	—	357	—	357
Non-controlling interest paid in acquisition	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	(23,689)	(23,689)	—	(23,689)
Balances - September 30, 2025	196,696,597	—	$—	$510,187	$(611,656)	$(101,469)	$—	$(101,469)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,695)	$(53,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amounts in cost of goods sold	24,691	23,798
Share-based compensation	991	424
Fair value changes in derivatives	(2,886)	5,875
Non-cash interest expense, including amortization of deferred financing costs	5,052	7,213
Deferred income taxes and uncertain tax positions	13,036	26,225
Loss on debt extinguishment/modification	5,016	—
Asset impairment	1,334	—
Loss (gain) on asset disposals	149	(2,712)
Other non-cash items, net(1)	3,424	923
Changes in operating assets and liabilities:
Accounts receivable	663	(245)
Inventory	(1,274)	(397)
Prepaid expenses and other current and non-current assets	905	1,087
Accounts payable, accrued expenses and other current liabilities	1,534	2,518
Net cash flows provided by operating activities	12,940	11,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(9,826)	(13,003)
Investments in intangible assets	(1,670)	(1,099)
Proceeds from sale of assets	586	3,950
Net cash flows used in investing activities	(10,910)	(10,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt, net	17,483	8,081
Proceeds from exercise of options	5	—
Debt principal paid	(11,487)	(1,657)
Payments of finance leases	(1,820)	(1,768)
Payments of loan financing costs	(606)	—
Payments of other financing activities	(1,361)	(1,365)
Net cash flows provided by financing activities	2,214	3,291
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,244	4,813
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	26,616	21,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,860	$26,159

(1) For the nine months ended September 30, 2026, Other non-cash items, net includes $3,305 accrued interest settled by a third-party lender.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (excluding capitalized interest)	$21,237	$22,581
Cash paid for income taxes	$1,130	$1,607
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$1,809	$2,758
Right-of-use assets from finance lease liabilities	$1,276	$3,347
Issuance of promissory notes for acquisitions	$1,355	$5,909
Warrants issued for Second Lien Notes	$—	$1,769
Financed insurance premiums	$1,373	$1,459
Property, plant and equipment from finance lease liabilities	$215	$991
2026 Term Loan used to settle Second Lien Notes and 2024 Term Loan, and refinancing fees	$136,117	$—
Debt Original Issue Discount	$6,400	$532
Mortgage loans used for capital expenditures	$—	$507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

1. NATURE OF OPERATIONS
Jushi Holdings Inc. (the “Company” or “Jushi”) is incorporated in the State of Nevada. The Company is a vertically integrated, multi-state cannabis operator engaged in retail, distribution, cultivation, and processing in both medical and adult-use markets. As of September 30, 2026, Jushi, through its subsidiaries, owns or manages cannabis operations and/or holds licenses in the adult-use and/or medicinal cannabis marketplace in California, Illinois, Massachusetts, Nevada, New Jersey, Ohio, Pennsylvania and Virginia.

On July 30, 2026 (the “Effective Date”), the Company filed articles of domestication (“Articles of Domestication”) and articles of incorporation (“Articles of Incorporation”) with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada (the “Continuance”). The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s shareholders at an annual general and special meeting of the shareholders held on June 24, 2026 (the “Plan of Arrangement”), and a Final Order issued by the Supreme Court of British Columbia, Canada on June 29, 2026. As part of the Continuance, the previously authorized, issued and outstanding subordinate voting shares of the Company (each a “Subordinate Voting Share”) were deemed to be exchanged on the Effective Date for authorized, issued and outstanding shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) on a one-for-one basis. The Subordinate Voting Shares are no longer part of the authorized capital structure of the Company. This conversion did not result in a change in the reporting entity or affect the rights or economic interests of stockholders. Refer to Note 10 - Equity, for more information.
The Company’s Common Stock is listed on the Canadian Securities Exchange (“CSE”) under the ticker symbol “JUSH”, and is quoted in the United States on the OTCQX® Best Market (“OTCQX”) under the ticker symbol “JUSH”.

The Company’s head office is located at 301 Yamato Road, Suite 3250, Boca Raton, Florida 33431, United States of America.

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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Form 10-K”), and also filed on the System for Electronic Document Analysis and Retrieval + (“SEDAR+”) on March 31, 2026. Consolidated balance sheet information as of December 31, 2025 presented herein is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025.

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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2026 (unaudited)	December 31, 2025
Cash and cash equivalents	$28,735	$24,047
Restricted cash included in Prepaid expenses and other current assets	—	444
Restricted cash - non-current	2,125	2,125
Cash, cash equivalents and restricted cash	$30,860	$26,616
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

3. INVENTORIES, NET
The components of inventories, net, are as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Raw materials	$11,826	$10,312
Work in process	5,670	6,855
Finished goods	17,640	17,440
Total inventories, net	$35,136	$34,607

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets are as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Prepaid expenses and deposits	$3,804	$3,676
Employee retention credit receivable	611	688
Assets held for sale	—	382
Other current assets	1,382	2,112
Total prepaid expenses and other current assets	$5,797	$6,858

5. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PPE”) are as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Buildings and building components	$90,438	$91,225
Land	11,698	12,956
Leasehold improvements	59,789	55,775
Machinery and equipment	25,282	24,946
Furniture, fixtures and office equipment	24,615	23,769
Construction-in-process	5,727	4,808
Total property, plant and equipment - gross	217,549	213,479
Less: Accumulated depreciation	(81,398)	(70,158)
Total property, plant and equipment - net	$136,151	$143,321
Construction-in-process represents assets under construction for manufacturing and retail build-outs not yet ready for use.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Depreciation was $3,840 and $4,214 for the three months ended September 30, 2026 and 2025, respectively, and $12,947 and $13,151 for the nine months ended September 30, 2026 and 2025, respectively. Interest expense capitalized to PPE totaled $115 and $149 for the three months ended September 30, 2026 and 2025, respectively, and $361 and $254 for the nine months ended September 30, 2026 and 2025, respectively.

Long-lived Asset Impairment
During the nine months ended September 30, 2026, the Company determined that indicators of impairment existed at certain dispensaries pending relocation. As a result, the Company recorded a non-cash impairment charge of $1,334 related to long-lived assets associated with these dispensaries, which is included in operating expenses in the condensed consolidated statements of operations. The impairment charge was determined based on estimated fair values using Level 3 inputs, including cash flows over the remaining asset lives.

6. OTHER NON-CURRENT ASSETS
The components of other non-current assets are as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Operating lease assets	$21,647	$19,724
Net deferred tax assets	13,912	5,145
Deposits and escrows - properties	1,770	1,699
Indemnification assets	533	499
Other	830	734
Total other non-current assets	$38,692	$27,801

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Accrued employee related expenses and liabilities	$6,781	$5,955
Operating lease obligations	6,018	6,035
Goods received not invoiced	1,594	2,961
Accrued interest	2,179	1,945
Accrued sales and excise taxes	1,955	1,749
Deferred revenue (loyalty program)	1,401	1,596
Accrued professional and management fees	642	564
Deferred income - employee retention credit	611	688
Accrued capital expenditures	634	210
Other accrued expenses and current liabilities	3,759	3,828
Total accrued expenses and other current liabilities	$25,574	$25,531

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

8. DEBT
The components of the Company’s debt are as follows:

	Effective Interest Rate	Maturity Date	September 30, 2026 (unaudited)	December 31, 2025
Principal amounts:
2026 Term Loan	16%	March 2029	$160,000	$—
Second Lien Notes	n/a	n/a	—	86,194
2024 Term Loan	n/a	n/a	—	46,075
Acquisition-related promissory notes payable	8% - 13%	April 2027	23,514	28,337
Mortgage loans	6% - 9%	January 2027 - September 2030	32,096	32,470
Total debt subject to scheduled repayments			215,610	193,076
Promissory notes payable to Sammartino (1)	10%	September 2024 - September 2026	21,500	21,500
Total debt			237,110	214,576
Less: debt issuance costs and original issue discounts			(10,271)	(8,742)
Total debt, net			$226,839	$205,834
Debt, net - current portion (2)			$32,373	$6,639
Debt, net - non-current portion			$194,466	$199,195
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
(2)The Company expects to satisfy its upcoming maturities through some combination of extensions, refinancing and/or capital market transactions, which could include the sale or other issuance of equity securities. Based on current discussions with existing lenders, financing sources and the Company’s historical ability to obtain capital, management believes the Company will be able to meet these upcoming maturities as they become due.
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

RJK
In February 2025, in connection with an Asset Purchase Agreement with RJK Holdings of Ohio, LLC (“RJK”), the Company issued a promissory note in the principal amount of $4,063 with a stated interest rate of 9% per annum and maturity date in August 2026. The promissory note provided for full principal and interest payments on the maturity date. The promissory note, together with accrued but unpaid interest, was paid in full in August 2026.

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
Dickson City Mortgage
In July 2022, the Company entered into a $2,800 mortgage loan agreement (the “Dickson City Mortgage”), which is principally secured by the Company’s retail property in Dickson City, Pennsylvania. The Dickson City Mortgage matures in July 2027 and bears interest at a variable rate equal to prime rate plus 2%. The interest rate as of September 30, 2026 was 8.75%.
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
The interest rate as of September 30, 2026 was 7.50%.
Financial Covenants
2026 Term Loan
The 2026 Term Loan includes a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $15,000 at all times. As of September 30, 2026, the Company was in compliance with this financial covenant.
Mortgage loans
The Company’s three mortgage loan agreements contain certain financial and other covenants with which the Company is required to comply. As of September 30, 2026, the Company was in compliance with all financial covenants contained in each of the mortgage loan agreements.
Annual Maturities
As of September 30, 2026, aggregate future scheduled repayments of the Company’s debt were as follows:

	Remainder of the year	2027	2028	2029	2030	Total
2026 Term Loan	$—	$—	$—	$160,000	$—	$160,000
Acquisition-related promissory notes payable	—	23,514	—	—	—	23,514
Mortgage loans	131	9,308	383	418	21,856	32,096
Total debt subject to scheduled repayments	$131	$32,822	$383	$160,418	$21,856	$215,610
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
Interest Expense
Interest expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense
Interest and accretion - Second Lien Notes	$—	$3,421	$3,382	$9,914
Interest and accretion - 2024 Term Loan	—	2,981	2,814	9,101
Interest and accretion - 2026 Term Loan	6,222	—	12,623	—
Interest and accretion - Finance lease liabilities	2,853	2,602	7,957	7,600
Interest and accretion - Promissory notes	815	911	2,688	2,646
Interest and accretion - Mortgage loans and other financing activities	628	618	1,871	1,825
Capitalized interest	(115)	(149)	(361)	(254)
Total interest expense	10,403	10,384	30,974	30,832
Interest income	(171)	(117)	(468)	(346)
Total interest expense, net	$10,232	$10,267	$30,506	$30,486

9. DERIVATIVE LIABILITIES
The following table summarizes the change in the Company’s derivative liabilities for the nine months ended September 30, 2026.

Total Derivative Liabilities (1)
Balance as of January 1, 2026	$8,607
Fair value changes	(2,886)
Balance as of September 30, 2026	$5,721
(1)Refer to Note 10 - Equity for the change in number of warrants during the nine months ended September 30, 2026.

The Company’s derivative liabilities are primarily comprised of derivative warrants (“Derivative Warrants”). These are warrants to purchase Common Stock of the Company and were issued in connection with the Company’s Second Lien Notes and the 2024 Term Loan. The Derivative Warrants may be net share settled.
As of September 30, 2026 and December 31, 2025 there were 21,400,000 Derivative Warrants outstanding, which consisted of (i) 2,000,000 warrants with an exercise price of $2.086 per warrant and an expiration date in December 2026, and (ii) 19,400,000 warrants with an exercise price of $1.00 per warrant and an expiration date in July 2029.
Derivative Warrants are considered derivative financial liabilities measured at fair value with all gains or losses recognized in profit or loss as the settlement amount for the Derivative Warrants may be adjusted during certain periods for variables that are not inputs to standard pricing models for forward or option equity contracts, i.e., the “fixed for fixed” criteria under ASC 815-40. The estimated fair value of the Derivative Warrants is measured at the end of each reporting period and an adjustment is reflected in fair value changes in derivatives in the consolidated statements of operations. These are Level 3 recurring fair value measurements. The estimated fair value of the Derivative Warrants was determined using the Black-Scholes model, with stock price based on the OTCQX closing price as of September 30, 2026 and December 31, 2025.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The assumptions used in the fair value calculations as of the balance sheet dates presented include the following:

	September 30, 2026 (unaudited)	December 31, 2025
Stock price per share	$0.50	$0.63
Risk-free annual interest rate	4.17% - 4.98%	3.48% - 3.60%
Range of estimated possible exercise price	$1.00 - $2.086	$1.00 - $2.086
Weighted average volatility	117%	118%
Remaining life	0.2 - 2.8 years	0.9 - 3.6 years
Forfeiture rate	0%	0%
Expected annual dividend yield	0%	0%
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

	As of September 30, 2026			As of December 31, 2025
	(unaudited)
	Input	Effect of 10% Increase	Effect of 10% Decrease	Input	Effect of 10% Increase	Effect of 10% Decrease
Stock price per share	$0.50	$750	$(735)	$0.63	$1,075	$(1,057)
Volatility	117%	568	(623)	118%	713	(792)

10. EQUITY
Authorized, Issued and Outstanding
The authorized share capital of the Company consists of 3,000,000,000 shares of capital stock, of which (i) 2,000,000,000 shares are designated as Common Stock, par value $0.001 per share, and (ii) 1,000,000,000 shares are designated as preferred stock, par value $0.001 per share. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on the Effective Date for authorized, issued and outstanding shares of Common Stock on a one-for-one basis. The Subordinate Voting Shares are no longer part of the authorized capital structure of the Company. Refer to Note 1 - Nature of Operations for more information on the Continuance.

As of September 30, 2026, the Company had 199,708,263 shares of Common Stock issued and outstanding.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Warrants
Each warrant entitles the holder to purchase one share of Common Stock. Certain warrants may be net share settled. The following table summarizes the status of warrants and related transactions:

	Non-Derivative (Equity) Warrants	Derivative Liabilities Warrants	Total Number of Warrants	Weighted - Average Exercise Price
Balance as of January 1, 2026	57,994,087	21,400,000	79,394,087	$0.95
Granted	100,000	—	100,000	$0.48
Balance as of September 30, 2026	58,094,087	21,400,000	79,494,087	$0.95
Exercisable as of September 30, 2026	56,874,087	21,400,000	78,274,087	$0.95
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
Share-based Payment Award Plans
Plan summary and description
Under the Company’s 2019 Equity Incentive Plan, as amended, (the “2019 Plan”), non-transferable options to purchase Common Stock and restricted Common Stock of the Company may be issued to directors, officers, employees, or consultants of the Company. The 2019 Plan authorizes the issuance of up to 15% (plus an additional 2% inducements for hiring employees and senior management) of the number of outstanding shares of Common Stock (of all classes) of the Company (the “Share Reserve”). Incentive stock options are limited to the Share Reserve, and the maximum number of incentive awards available for issuance under the 2019 Plan, including additional awards available for certain new hires, was 6,929,152 as of September 30, 2026.
Stock Options
The stock options issued by the Company are options to purchase Common Stock of the Company. All stock options issued have been issued to directors and employees under the Company’s 2019 Plan. Such options generally expire ten years from the date of grant and generally vest ratably over three years from the grant date. The options generally may be net share settled.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The following table summarizes the status of stock options and related transactions:

	Number of Stock Options	Weighted-Average Per Share Exercise Price
Issued and Outstanding as of January 1, 2026	26,597,918	$0.75
Granted	635,000	$0.52
Exercised	(11,666)	$0.46
Cancelled/forfeited/expired	(200,000)	$0.64
Issued and Outstanding as of September 30, 2026	27,021,252	$0.74
Exercisable as of September 30, 2026	21,261,558	$0.80
The fair value of the stock options granted was determined using the Black-Scholes option-pricing model. The following assumptions were used for the calculation at date of grant:

	Nine Months Ended September 30,
	2026	2025
Weighted average stock price	$0.52	$0.41
Weighted average expected stock price volatility	104.1%	92.8%
Expected annual dividend yield	0%	0%
Weighted average expected life	5.4 years	5.1 years
Weighted average risk-free annual interest rate	4.5%	3.9%
Weighted average grant date fair value	$0.41	$0.30
Restricted Shares

During the nine months ended September 30, 2026, 3,000,000 restricted Subordinate Voting Shares (now Common Stock) vested and were released. There was no unvested restricted Common Stock as of September 30, 2026.

Share-based Compensation Cost
The components of share-based compensation expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options expense	$227	$261	$747	$187
Restricted stock	—	—	68	—
Warrants	60	96	176	237
Total share-based compensation expense, net	$287	$357	$991	$424
As of September 30, 2026, the Company had $1,043 of unrecognized share-based compensation cost related to unvested stock options and warrants, which is expected to be recognized as share-based compensation cost over a weighted average period of 2.0 years.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

11. LOSS PER SHARE
The reconciliations of the net loss and the weighted average number of shares used in the computations of basic and diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(12,519)	$(23,689)	$(39,695)	$(53,035)

Denominator:
Weighted-average shares of Common Stock - basic and diluted	198,199,024	195,196,597	198,186,682	195,196,597

Loss per common share:
Basic and diluted	$(0.06)	$(0.12)	$(0.20)	$(0.27)
The following table summarizes weighted average instruments that may, in the future, have a dilutive effect on earnings (loss) per share, but were excluded from consideration in the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	26,909,061	24,243,562	26,739,561	24,817,114
Warrants (derivative liabilities and equity)	79,494,087	80,129,162	79,433,281	78,392,223
	106,403,148	104,372,724	106,172,842	103,209,337

12. REVENUE
The Company has two revenue streams: (i) retail and (ii) wholesale. The Company’s retail revenue is comprised of cannabis sales from its dispensaries. The Company’s wholesale revenue is comprised of cannabis sales to its wholesale customers for resale through their dispensaries. Any intercompany revenue and costs are eliminated to arrive at consolidated totals.
The following table summarizes the Company’s revenue from external customers, disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail	$60,809	$58,774	$180,550	$175,058
Wholesale	9,666	6,905	27,654	19,513
Total revenue, net	$70,475	$65,679	$208,204	$194,571

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)

13. OPERATING EXPENSES
The major components of operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries, wages and employee related expenses	$15,104	$14,315	$44,714	$43,055
Depreciation and amortization expenses	3,422	4,512	11,846	13,702
Rent and related expenses	2,953	3,184	9,121	9,415
Professional fees and legal expenses	2,448	1,804	6,666	5,584
Long-lived asset impairment	—	—	1,334	—
Software and technology expenses	1,319	1,055	3,703	3,230
Share-based compensation expense	287	357	991	424
Loss (gain) on asset disposals and lease terminations	81	306	138	(2,992)
Other expenses (1)	3,212	2,793	9,423	8,876
Total operating expenses	$28,826	$28,326	$87,936	$81,294
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

14. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before income tax	$(5,742)	$(14,860)	$(25,177)	$(25,300)
Income tax expense	$(6,777)	$(8,829)	$(14,518)	$(27,735)
Effective income tax rate	(118.0)%	(59.4)%	(57.7)%	(109.6)%

The Company computed its provision for income taxes for the three and nine months ended September 30, 2026 using the actual effective tax rate for each respective interim period, taking into consideration the impact of the U.S. Department of Justice’s regulatory action, effective April 28, 2026, reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substances Act (the “Rescheduling Rule”). The Company computed its provision for income taxes for the three and nine months ended September 30, 2025 using the actual effective tax rate for each respective interim period. Therefore, the Company’s effective income tax rates for the three and nine months ended September 30, 2026 and 2025 are not indicative of the effective income tax rate for each respective fiscal year of 2026 and 2025. The Company’s effective income tax rate differs significantly from the applicable statutory income tax rates due in part to (i) uncertain tax position liabilities associated with tax positions under Internal Revenue Code Section 280E (“280E”) relating to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and prior taxable years, (ii) interest and penalties associated with uncertain tax positions, and (iii) state income taxes. These items were partially offset during the nine months ended September 30, 2026 by a net discrete income tax benefit of approximately $6,397 resulting from the reassessment of unrecognized tax benefits associated with certain deferred tax balances following the federal rescheduling of qualifying medical cannabis activities, as described below.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Internal Revenue Service (“IRS”) has historically taken the position that cannabis companies are subject to the limitation of 280E, a position held by state tax regulators in Nevada, Ohio and Virginia. Under the IRS’s interpretation of 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. The Rescheduling Rule states that qualifying medical cannabis activities conducted by state-licensed entities will no longer be subject to the deduction disallowance imposed by 280E. The Rescheduling Rule also established an expedited process for state-licensed medical cannabis entities, including medical marijuana dispensaries, to register with the U.S. Drug Enforcement Administration (“DEA”), enabling qualifying registrants to engage in the manufacture, distribution and/or dispensing of cannabis for medical purposes under federal law. The Company has submitted DEA registration applications for its medical and dual-use operations, and all such applications remain pending as of the date of this Quarterly Report on Form 10-Q (this “report”). The Rescheduling Rule further provides that the U.S. Department of Treasury and the IRS will be issuing formal guidance addressing the federal income tax implications of the Rescheduling Rule, including transition and allocation matters. As of the date of this report, the U.S Department of Treasury and IRS have not issued any formal guidance. Consequently, in preparing its income tax provision for the three and nine months ended September 30, 2026, the Company applied its interpretation of the effects of the Rescheduling Rule beginning on its April 28, 2026 effective date. The Company will reassess its conclusions and methodology upon the issuance of formal guidance or other relevant legal or regulatory developments.
Based on the Rescheduling Rule and the facts and circumstances existing as of September 30, 2026, management concluded that, beginning April 28, 2026, 280E does not limit deductions and credits attributable to the Company's qualifying state-licensed medical cannabis activities and that the related tax benefits meet the more-likely-than-not recognition threshold under ASC 740, Income Taxes. Accordingly, the Company did not record an uncertain tax position for deductions and credits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026. The Company continued to record uncertain tax positions for deductions attributable to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and tax positions relating to prior taxable years.
In connection with the preparation and filing of the fiscal 2022 income tax return, the Company changed its previous application of 280E to exclude certain parts of its business. In regards to fiscal years 2023 through 2026, the Company has taken the position that its deductions of ordinary and necessary business expenses are not limited by 280E. However, since the Company’s tax positions on 280E may be challenged by taxing authorities, the Company elected to treat the deductibility of these related expenses as an uncertain tax position except for the tax benefits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026 that were recognized based on the Rescheduling Rule. As of September 30, 2026 and December 31, 2025, the balances in income tax payable and unrecognized tax benefits on the consolidated balance sheets include the impact of the tax position on 280E, which decreased current liabilities with a corresponding increase in non-current liabilities. There was no material impact to the consolidated statement of operations.
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

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
The Company has a liability for unrecognized tax benefits of $201,360 and $177,242 as of September 30, 2026 and December 31, 2025, respectively, inclusive of interest and penalties of $48,698 and $38,342, respectively. The Company anticipates that it is reasonably possible that its new tax position on 280E may require changes to the balance of unrecognized tax benefits within the next 12 months. However, an estimate of such changes cannot reasonably be made.
The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the three months ended September 30, 2026 and 2025 was $3,466 and $2,397, respectively. The total amount of interest and penalties related to the liability for unrecognized tax benefits recorded in income tax expense during the nine months ended September 30, 2026 and 2025 was $10,357 and $8,433, respectively.

15. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	2026	2025	2026	2025	September 30, 2026 (unaudited)	December 31, 2025
Nature of transaction	Related Party Expense		Related Party Expense		Related Party Payable
Second Lien Notes - interest expense and principal amount (1)	$—	$(769)	$(747)	$(2,216)	$—	$(25,909)
2024 Term Loan - interest expense and principal amount (1)	$—	$(486)	$(421)	$(1,458)	$—	$(15,200)
2026 Term Loan - interest expense and principal amount (2)	$(1,544)	$—	$(3,155)	$—	$(49,009)	$—
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

16. COMMITMENTS AND CONTINGENCIES
Contingencies
Although the possession, cultivation and distribution of cannabis for medical and recreational use is permitted in certain states, cannabis is generally classified as a Schedule I controlled substance under the U.S. Controlled Substances Act and its use remains a violation of federal law. Effective April 28, 2026, Food and Drug Administration (“FDA”) approved drug products containing cannabis, as well as cannabis produced, distributed and dispensed under qualifying state medical marijuana licenses, are classified as a Schedule III controlled substance; however, there is uncertainty governing the application of this newly bifurcated treatment at the federal level. The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in material compliance with applicable local and state regulations as of September 30, 2026, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company could be subject to regulatory fines, penalties or restrictions at any time. Since the federal law status of the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company’s business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, inventory and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Refer to Note 14 - Income Taxes for certain tax-related contingencies.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2026, except as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s financial results. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
MJ’s Market Matter
On March 31, 2023, MJ’s Market, Inc. (“MJ’s”) filed a complaint in federal district court in Massachusetts adverse to Jushi Holdings Inc. and certain of its subsidiaries, including Jushi MA, Inc., Jushi Inc. and Nature’s Remedy of Massachusetts, as well as the former owners and affiliates of Nature’s Remedy of Massachusetts (the “Complaint”). The Complaint centrally claims that the structure of the Nature’s Remedy of Massachusetts transaction providing for increased purchase price consideration if there is no competing dispensary within 2,500 foot radius by certain time periods, and the Company’s filing with the Massachusetts Superior Court an appeal of the Town of Tyngsborough’s decision to approve MJ’s facility in contradiction of its own zoning bylaws are violations of the Sherman Antitrust Act, Massachusetts Antitrust Act, and Massachusetts Consumer Protection Act, as well as interference with contractual relations and abuse of process. MJ is seeking legal and equitable remedies including compensatory and other damages. The Company disputes such allegations, believes it has substantial defenses and is vigorously defending against the Complaint. As of the date of this Quarterly Report, the parties have completed discovery, briefing is completed, and oral argument is scheduled for late November 2026.
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
Pacific Collective Matter
On October 24, 2022, Pacific Collective, LLC (“Pacific Collective”) filed a complaint in state court in California against Jushi subsidiaries TGS CC Ventures, LLC (“TGS”), and Jushi Inc. Pacific Collective alleges that the Jushi subsidiaries breached a commercial property lease and lease guaranty and that Pacific Collective is entitled to recover in excess of $20,000 in damages. TGS believes it lawfully rescinded the lease based on Pacific Collective’s failure to purchase the property that was the subject of the lease and to construct and deliver the building contemplated by the lease and is of the position that no damages are owed to Pacific Collective. The Referee assigned to the matter ruled in favor of and awarded fees and costs to TGS and Jushi. Pacific Collective filed an appeal on July 3, 2024. On October 12, 2026, the California Court of Appeal affirmed the judgment in favor of TGS and Jushi Inc.

JUSHI HOLDINGS INC. Notes to the Unaudited Condensed Consolidated Financial Statements (Amounts Expressed in Thousands of U.S. dollars, Except Share and Per Share Amounts)
Commitments
In addition to the contractual obligations outlined in Note 8 - Debt, the Company has commitments as of September 30, 2026 related to property and construction.
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

17. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy:

	September 30, 2026 (unaudited)	December 31, 2025
Financial liabilities: (1)
Derivative liabilities (2)	$5,721	$8,607
Total financial liabilities	$5,721	$8,607
(1)The Company has no financial assets or liabilities in Level 1 or 2 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, and there were no transfers between hierarchy levels during the nine months ended September 30, 2026 or year ended December 31, 2025.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (“MD&A”) covers the consolidated financial statements of Jushi Holdings Inc. and its controlled subsidiaries as of and for the three and nine months ended September 30, 2026 (the “Financial Statements”). Unless the context indicates or requires otherwise, the terms “Jushi”, “the Company”, “we”, “us” and “our” refer to Jushi Holdings Inc. and its controlled entities. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2026 (the “Quarterly Financial Statements”). The Quarterly Financial Statements have been prepared by management and are in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”) and also filed on the System for Electronic Document Analysis and Retrieval + (“SEDAR+”) on March 31, 2026. All amounts are expressed in U.S. dollars unless otherwise noted.
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

Results of Operations
(Amounts expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025		2026 vs. 2025	2026		2025		2026 vs. 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	Amount	% of Revenue	Amount	% of Revenue	$ Change
REVENUE, NET	$70,475	100%	$65,679	100%	$4,796	$208,204	100%	$194,571	100%	$13,633
COST OF GOODS SOLD	(38,141)	(54)%	(35,015)	(53)%	(3,126)	(114,463)	(55)%	(109,208)	(56)%	(5,255)
GROSS PROFIT	32,334	46%	30,664	47%	1,670	93,741	45%	85,363	44%	8,378

OPERATING EXPENSES
Selling, general and administrative	28,745	41%	28,020	43%	725	86,464	42%	84,286	43%	2,178
Impairment and other asset-related (gains)/losses, net	81	—%	306	—%	(225)	1,472	1%	(2,992)	(2)%	4,464
Total operating expenses	28,826	41%	28,326	43%	500	87,936	42%	81,294	42%	6,642

INCOME FROM OPERATIONS	3,508	5%	2,338	4%	1,170	5,805	3%	4,069	2%	1,736

OTHER INCOME (EXPENSE):
Interest expense, net	(10,232)	(15)%	(10,267)	(16)%	35	(30,506)	(15)%	(30,486)	(16)%	(20)
Fair value gain (loss) on derivatives	241	—%	(6,325)	(10)%	6,566	2,886	1%	(5,875)	(3)%	8,761
Other, net	741	1%	(606)	(1)%	1,347	(3,362)	(2)%	6,992	4%	(10,354)
Total other income (expense), net	(9,250)	(13)%	(17,198)	(26)%	7,948	(30,982)	(15)%	(29,369)	(15)%	(1,613)

LOSS BEFORE INCOME TAX	(5,742)	(8)%	(14,860)	(23)%	9,118	(25,177)	(12)%	(25,300)	(13)%	123
Income tax expense	(6,777)	(10)%	(8,829)	(13)%	2,052	(14,518)	(7)%	(27,735)	(14)%	13,217
NET LOSS	$(12,519)	(18)%	$(23,689)	(36)%	$11,170	$(39,695)	(19)%	$(53,035)	(27)%	$13,340

LOSS PER SHARE - BASIC AND DILUTED	$(0.06)		$(0.12)		$0.06	$(0.20)		$(0.27)		$0.07
Weighted average shares outstanding - basic and diluted	198,199,024		195,196,597		3,002,427	198,186,682		195,196,597		2,990,085

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Retail	$60,809	$58,774	$2,035	3%
Wholesale	9,666	6,905	2,761	40%
Total revenue, net	$70,475	$65,679	$4,796	7%
Total revenue, net, was $70,475 compared to $65,679, an increase of $4,796 or 7%.

Retail revenue increased by $2,035. While the overall units sold in our retail channel increased by approximately 8%, the average price per unit declined. In addition to the opening of the new store in New Jersey, the increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $3,103 due to the opening of two new dispensaries since the end of the second quarter of 2025 as well as the continued maturation of other recently opened locations; and
•An increase in sales in Virginia of $877, driven primarily by an increase in units sold of approximately 11%. All dispensary locations in Virginia reported revenue growth.
These increases in retail revenue were partially offset by:
•A decline in sales in Illinois of $1,054 - the number of units sold decreased by approximately 11% driven in part by the closure of one dispensary in January 2026, while the average price per unit remained relatively flat;
•A decline in sales in Pennsylvania of $630 - the number of units sold remained relatively flat, while the average price per unit declined due to increased competition and price compression;
•A decline in sales in Massachusetts of $387 - while the number of units sold increased by approximately 15%, the average price per unit declined due to continued competition; and
•A decline in sales in Nevada of $177 - the number of units sold decreased 2%, and the average price per unit declined as a result of price compression.
Jushi-branded product sales as a percentage of retail revenue were 56% across the Company’s five vertical markets in the current and prior year. We ended the quarter with forty-two dispensaries in eight states, as compared to forty-one in seven states on September 30, 2025.
Wholesale revenue increased by $2,761, with increases across all states except Nevada, which remained relatively flat. In Massachusetts and Pennsylvania, wholesale revenue increased by $1,114 and $676, respectively, primarily due to expanded wholesale distribution, including placement in new dispensaries, and higher production volumes that supported greater product availability. Additionally, wholesale revenue increased by $748 in Virginia due to higher demand from our wholesale partners, while increased production capacity in Ohio led to greater availability and contributed to higher wholesale revenue of $191.

Gross Profit
Gross profit was $32,334 compared to $30,664, an increase of $1,670, or 5%. Gross profit margin declined modestly to 46% for the current quarter compared to 47% for the prior-year quarter, driven primarily by lower average selling prices. Higher sales volume, particularly in the Ohio retail channel, was the primary driver of gross profit dollar growth. Continued improvements in production efficiency and product costs at the Company’s grower-processor facilities helped offset the impact of the lower average selling prices resulting from competitive pricing pressure and promotional activity across certain markets.
Operating Expenses
Operating expenses were $28,826 compared to $28,326, an increase of $500 or 2%. The following table presents information on our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Salaries, wages and employee related expenses	$15,104	$14,315	$789	6%
Depreciation and amortization expenses	3,422	4,512	(1,090)	(24)%
Rent and related expenses	2,953	3,184	(231)	(7)%
Professional fees and legal expenses	2,448	1,804	644	36%
Software and technology expenses	1,319	1,055	264	25%
Share-based compensation expense	287	357	(70)	(20)%
Loss (gain) on asset disposals and lease terminations	81	306	(225)	(74)%
Other expenses (1)	3,212	2,793	419	15%
Total operating expenses	$28,826	$28,326	$500	2%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.

Operating expenses increased primarily due to higher employee-related costs resulting from expanded operations, including new store openings, and an increase in professional fees. These increases were partially offset by a reclassification of certain depreciation expense to cost of goods sold.

Other Income (Expense)
Interest Expense, Net
Interest expense, net was $10,232 compared to $10,267, a decrease of $35.
Fair Value gain on Derivatives
Fair value gain on derivatives was $241 compared to a loss of $6,325. Fair value gain (loss) on derivatives includes the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.
Other, Net
Other, net was income of $741, compared to expense of $606, a change of $1,347. The improvement was primarily driven by a lower non-cash adjustment for an indemnification asset arising from uncertain tax positions associated with acquisitions made in prior years, which resulted in expense of $1,862 in the prior-year quarter compared to income of $12 in the current quarter, as the related tax liabilities have largely been resolved through the expiration of applicable statutes of limitations. This improvement was partially offset by lower employee retention credit income of $108, compared to $789 in the prior-year quarter.
Income Tax Expense
Total income tax expense was $6,777 compared to $8,829, a decrease of $2,052 or 23% reflecting the federal rescheduling of state-licensed medical cannabis from Schedule I to Schedule III, which became effective on April 28, 2026, and the resulting elimination of Internal Revenue Code Section 280E (“280E”) for qualifying state-licensed medical cannabis activities. The federal rescheduling framework established an expedited U.S. Drug Enforcement Administration (“DEA”) registration process for state-licensed medical cannabis operators. The Company has submitted applications for its medical and dual-use operations, and all applications remain pending.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Revenue, Net
The following table presents revenue by type for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Retail	$180,550	$175,058	$5,492	3%
Wholesale	27,654	19,513	8,141	42%
Total revenue, net	$208,204	$194,571	$13,633	7%
Revenue, net, was $208,204 compared to $194,571, an increase of $13,633, or 7%.
Retail revenue increased by $5,492. While the overall units sold in our retail channel increased by approximately 9%, average price per unit declined. In addition to the opening of the new store in New Jersey, the increase in retail revenue was primarily due to:
•An increase in sales in Ohio of $12,167 due to the opening of four new dispensaries since the end of the fourth quarter of 2024; and
•An increase in sales in Virginia of $2,131 - while the number of units sold increased by approximately 10%, the average price per unit declined. All dispensary locations in Virginia reported revenue growth.
These increases were partially offset by:
•A decline in sales in Illinois of $3,607 - the number of units sold decreased by approximately 5% driven in part by the closure of one dispensary in January 2026, and the average price per unit declined as we increased our use of promotions due to continued competition;
•A decline in sales in Massachusetts of $2,153 - while the number of units sold increased by approximately 3%, the average price per unit declined due to continued competition and price compression;
•A decline in sales in Nevada of $863 - while the number of units sold remained relatively flat, the average price per unit declined as we increased our use of promotions due to continued competition; and
•A decline in sales in Pennsylvania of $2,955 - the number of units sold decreased by approximately 2%, and the average price per unit declined as we increased our use of promotions due to increased competition and price compression.
Wholesale revenue increased by $8,141, primarily attributable to an increase of $4,004 in Massachusetts driven by increased bulk sales, expanded wholesale distribution, including placement in new dispensaries, and higher production volumes that supported greater product availability. Wholesale revenue increased by $1,639 in Virginia due to higher demand from our wholesale partners. Wholesale revenue also increased by $1,611 in Pennsylvania, reflecting improved product quality, higher production volumes that supported greater product availability, and expanded wholesale distribution, including placement in new dispensaries. Increased production capacity in Ohio contributed to higher wholesale revenue of $942.
Gross Profit
Gross profit was $93,741 compared to $85,363, an increase of $8,378, or 10%. Gross profit margin increased to 45%, compared to 44%. The increase in gross profit and gross profit margin was primarily driven by higher sales volumes, particularly in the Ohio retail channel. Continued improvements in production efficiency and lower product costs across the Company's grower-processor facilities helped offset the impact of lower average selling prices resulting from continued competitive pricing pressure and promotional activity across our markets.
Operating Expenses
Operating expenses were $87,936 compared to $81,294, an increase of $6,642, or 8%. The following table presents information on our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Salaries, wages and employee related expenses	$44,714	$43,055	$1,659	4%
Depreciation and amortization expenses	11,846	13,702	(1,856)	(14)%
Rent and related expenses	9,121	9,415	(294)	(3)%
Professional fees and legal expenses	6,666	5,584	1,082	19%
Long-lived asset impairment	1,334	—	1,334	—%
Software and technology expenses	3,703	3,230	473	15%
Share-based compensation expense	991	424	567	134%
Loss (gain) on asset disposals and lease terminations	138	(2,992)	3,130	(105)%
Other expenses (1)	9,423	8,876	547	6%
Total operating expenses	$87,936	$81,294	$6,642	8%
(1)     Other expenses are primarily comprised of marketing and selling expenses, insurance costs, administrative and licensing fees, travel, entertainment and other.
Operating expenses increased primarily due to a benefit in the prior year related to a gain on asset sale and lease termination. Additionally, during the current year, we incurred higher employee-related costs resulting from expanded operations, including new store openings, higher share-based compensation expense as the prior year reflected higher forfeitures, higher legal expenses, and impairment charges relating to certain dispensaries pending relocation. These increases were partially offset by a reclassification of certain depreciation expense to cost of goods sold.
Other Income (Expense)
Interest Expense, Net
Interest expense, net was $30,506 compared to $30,486, an increase of $20.
Fair Value gain (loss) on Derivatives
Fair value gain on derivatives was $2,886 compared to a loss of $5,875. Fair value gain (loss) on derivatives include the fair value changes relating to the derivative warrants. The derivative warrants are required to be remeasured at fair value at each reporting period. The fair value changes in derivatives were primarily attributable to the movement in our stock price during the corresponding period.

Other, Net
Other, net was an expense of $3,362, compared to income of $6,992, a change of $10,354. The change was primarily driven by a $5,016 loss on debt extinguishment/modification in the current year, compared to $— in the prior year. In addition, the prior year included a higher non-cash adjustment related to an indemnification asset arising from uncertain tax positions associated with acquisitions made in prior years, which resulted in expense of $1,671 compared to income of $33 in the current year, as the related tax liabilities have largely been resolved through the expiration of the applicable statutes of limitations. Additionally, employee retention credit income was $108 in the current year, compared to $7,621 in the prior year.
Income Tax Expense
Total income tax expense was $14,518 compared to $27,735 in the prior year, a decrease of $13,217 or 48%, reflecting the federal rescheduling of state-licensed medical cannabis from Schedule I to Schedule III, which became effective on April 28, 2026, and the resulting elimination of 280E for qualifying state-licensed medical cannabis activities. The federal rescheduling framework established an expedited DEA registration process for state-licensed medical cannabis operators. The Company has submitted applications for its medical and dual-use operations, and all applications remain pending. In addition, the Company recognized a discrete income tax benefit of approximately $6,397 related to the reassessment of certain deferred tax balances. The benefit primarily resulted from the reduction of previously recorded tax reserves associated with temporary differences for which the related tax deductions are expected to be recognized after April 28, 2026, when 280E no longer limits the related deductions for qualifying state-licensed medical cannabis activities.
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

Reconciliation of EBITDA and Adjusted EBITDA (Non- GAAP Measures)
Adjusted EBITDA for the three months ended September 30, 2026 and 2025, was $13,610 and $12,793, respectively, an increase of $817 or 6%. Adjusted EBITDA for the nine months ended September 30, 2026 and 2025, was $38,347 and $36,335, respectively, an increase of $2,012 or 6%.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated.
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(12,519)	$(23,689)	$(39,695)	$(53,035)
Income tax expense	6,777	8,829	14,518	27,735
Interest expense, net	10,232	10,267	30,506	30,486
Depreciation and amortization (1)	7,513	7,796	24,691	23,798
EBITDA (Non-GAAP)	12,003	3,203	30,020	28,984
Non-cash share-based compensation	287	357	991	424
Fair value changes in derivatives	(241)	6,325	(2,886)	5,875
Long-lived asset impairment	—	—	1,334	—
Loss on debt extinguishment/modification	—	—	5,016	—
Other (income) expense, net (2)	1,561	2,908	3,872	1,052
Adjusted EBITDA (Non-GAAP)	$13,610	$12,793	$38,347	$36,335

(1)	Includes amounts that are included in cost of goods sold and in operating expenses.
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

Liquidity and Capital Resources
(Amounts expressed in thousands of U.S. dollars, unless otherwise stated)
Sources and Uses of Cash
We had cash, cash equivalents and restricted cash of $30,860 as of September 30, 2026.
The major components of our statements of cash flows for the nine months ended September 30, 2026 and 2025, are as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash flows provided by operating activities	$12,940	$11,674	$1,266	11%
Net cash flows used in investing activities	(10,910)	(10,152)	(758)	7%
Net cash flows provided by financing activities	2,214	3,291	(1,077)	(33)%
Net change in cash, cash equivalents and restricted cash	$4,244	$4,813	$(569)	(12)%

Operating activities
Cash provided by operations was $12,940, as compared to $11,674. The increase is primarily attributable to an improvement in our operating results, as discussed above.
Investing activities
Net cash used in investing activities was $10,910 compared to $10,152. The current year includes $9,826 for the purchase of property, plant and equipment for use in our operations, and $1,670 relating to intangible assets acquired, which were partially offset by $586 proceeds from sale of non-core assets. The prior year includes $13,003 for the purchase of property, plant and equipment for use in our operations, and $1,099 of intangible assets acquired, which were partially offset by $3,950 proceeds from sale of non-core assets.
Financing activities
Net cash provided by financing activities was $2,214 compared to $3,291.
The current year net cash flows provided by financing activities reflect borrowings under the 2026 Term Loan of $160,000, which included $17,483 of cash proceeds received by the Company, $6,400 of non-cash original issue discount, and $136,117 that was used by the lender to settle the Second Lien Notes and 2024 Term Loan and to pay certain related refinancing fees. These inflows were partially offset by $11,487 of debt principal payments, $1,820 of finance lease obligations, $1,361 of other financing activities, and $606 of loan financing costs.
The prior year net cash flows provided by financing activities includes $8,081 of net proceeds from debt, which were partially offset by payments of $1,768 of finance lease obligations, $1,657 of debt principal payments, and $1,365 of other financing activities.

Liquidity
We believe that our existing cash and cash equivalents, together with cash from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. During the nine months ended September 30, 2026, we enhanced liquidity by refinancing our 2024 Term Loan and our Second Lien Notes through the issuance of a $160,000 2026 Term Loan to a syndicate of lenders. The 2026 Term Loan was issued at a 4% original issue discount, bears interest at a rate of 12.5% per annum payable in cash monthly, and matures in March 2029. This transaction resulted in excess proceeds of $17,483, which were retained on the balance sheet for general corporate purposes. The 2026 Term Loan includes a financial covenant that requires us to maintain a minimum unrestricted cash balance of $15,000 at all times. As of September 30, 2026, we were in compliance with this financial covenant. Refer to Note 8 - Debt of our Quarterly Financial Statements contained in Part I. Item 1 of this report for more information. We may also choose to take advantage of additional opportunistic capital raising or refinancing transactions at any time. Accordingly, we expect to satisfy our upcoming maturities through some combination of extensions, refinancing and/or capital market transactions, which could include the sale or other issuance of equity securities. Based on current discussions with existing lenders, financing sources and our historical ability to obtain capital, we believe we will be able to meet our upcoming maturities as they become due.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2026, we do not have any off‐balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
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
On July 30, 2026, we filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada (the “Continuance”). The Continuance was consummated pursuant to a plan of arrangement, which was approved by the Company’s shareholders at an annual general and special meeting of the shareholders held on June 24, 2026, and a Final Order issued by the Supreme Court of British Columbia, Canada on June 29, 2026. We believe the Continuance will enhance shareholder value by better aligning our corporate structure with our operations and allowing us to operate more efficiently.
We may not be able to realize the anticipated benefits of the Continuance, or may not be able to realize the anticipated benefits of the Continuance within the anticipated timeframe. Our expectations with respect to the benefits of the Continuance and the timeframe in which those benefits may occur are subject to several assumptions that could prove incorrect. If the Continuance does not provide the anticipated benefits, or does not provide the anticipated benefits within the anticipated timeframe, we may incur additional expenses, lose potential opportunities, or face other adverse consequences, and if expected benefits do not meet investor or analyst expectations, the market price of our Common Stock may decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider trading arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

2.1(a)	Plan of Arrangement
3.1(a)	Articles of Domestication
3.2(a)	Articles of Incorporation of Jushi Holdings Inc., a Nevada corporation
3.3(a)	Bylaws of Jushi Holdings Inc., a Nevada corporation
10.1(a)	Form of Incentive Stock Option Award
10.2(a)	Form of Nonstatutory Stock Option Award
10.3(a)	Form of Restricted Stock Award
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

(a)	Incorporated by reference to our Form 8-K12G filed on July 31, 2026.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUSHI HOLDINGS INC.

Date: October 28, 2026	By:	/s/ Michelle Mosier
Michelle Mosier
Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)